Form 10-K405
period 1997-09-30
ENERGYNORTH NATURAL GAS INC
filed 1997-12-22
CIK 1042895

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended September 30, 1997
                Commission File Number 333-32949

                  ENERGYNORTH NATURAL GAS, INC.
     (Exact name of registrant as specified in its charter)

New Hampshire                                     02-0209312
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

    1260 Elm Street, P.O. Box 329, Manchester, New Hampshire  03105
                          (603-625-4000)
 (Address, zip code and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   Yes   [ X ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At December 22, 1997, nonaffiliates held no shares of the registrant's $25.00 par value common stock, all of which was held by EnergyNorth, Inc.

At the close of business on December 22, 1997, the registrant had 120,000 shares outstanding of its $25.00 par value common stock.


ENERGYNORTH NATURAL GAS, INC. MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND THIS REPORT
THEREFORE OMITS CERTAIN INFORMATION.



                       Page 1 of 41 pages.
            Exhibit Index appears on Pages 40 and 41.

                        TABLE OF CONTENTS

Part I                                                               Page No(s).

Item 1.  Business
            General                                                         3-4
            The Gas Distribution Business                                    4
            Summary of Revenues                                              5
            Deregulation                                                     5
            Competition                                                     5-6
            Gas Supply
               General                                                       6
               Supply Contracts and Storage                                 6-7
               Cost of Purchased and Produced Gas                            7
            Supervision and Regulation                                       7
            Employees                                                        8
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                  8-10
Item 4.  Submission of Matters to a Vote of Security Holders                 10

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                               10-11
Item 6.  Selected Financial Data                                             11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11-18
Item 8.  Financial Statements and Supplementary Data                       19-35
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            35

Part III

Item 10. Directors and Executive Officers of the Registrant                  35
Item 11. Executive Compensation                                              35
Item 12. Security Ownership of Certain Beneficial Owners and Management      35
Item 13. Certain Relationships and Related Transactions                      36

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  36-38
Signatures                                                                   39
Exhibit Index                                                              40-41

                  ENERGYNORTH NATURAL GAS, INC.
                            FORM 10-K

                             PART I

ITEM 1.  BUSINESS

General

The business of EnergyNorth Natural Gas, Inc. (the "Company"), incorporated in the state of New Hampshire in 1945, is the purchase, transportation and sale of natural gas for residential, commercial and industrial use in New Hampshire. The Company is a wholly-owned subsidiary of EnergyNorth, Inc. ("ENI"), a public utility holding company, also incorporated in the state of New Hampshire. Both the Company and ENI are headquartered at 1260 Elm Street, Manchester, New Hampshire. In 1988, the Company, which had been named Gas Service, Inc., merged with two other natural gas distribution subsidiaries of ENI, Manchester Gas Company and Concord Natural Gas Corporation, and changed its name to EnergyNorth Natural Gas, Inc.

In general, the senior management of ENI serves as the senior management of the Company. ENI provides for administrative support and services and establishes policies, plans and goals.

The service territory of the Company has a population of approximately 470,000 in 27 communities situated in southern and central New Hampshire, which includes the communities of Nashua, Manchester, Concord and Laconia. The service area encompasses approximately 922 square miles. Located within 30 to 85 miles of Greater Boston, the Company's service territory offers a favorable business climate with no general sales or personal income taxes, a productive labor force and a comfortable, safe and clean environment for residents and tourists.

The state of New Hampshire's nonfarm job growth continues to be significantly above average, ranking first among New England states with a 2.4% growth rate in 1997. This compares to a 2.1% average growth rate nationally and a 2% average rate for New England for the same period. New housing permits are expected to increase 8.7% in 1998 over 1997. While the New Hampshire unemployment rate for 1998 is forecasted at 2.3% compared to 2.6% in 1997, the labor force is forecasted to increase by 2% in 1998. Job growth and low unemployment in the Company's service area tend to result in an increase in volumes transported and sold and numbers of customers. (All employment and housing statistics are taken from The New England Economic Project's October 1997 Economic Outlook for New Hampshire.) In fiscal 1997, the Company experienced net growth of over 2.9% in total customers compared to fiscal 1996.

The Company's marketing focus continues to stress low cost growth by concentrating on adding new customers along the Company's more than 1,000 miles of gas mains and adding load from the existing customer base, while also expanding its system of mains into areas in which there is a significant demand for natural gas service. The Company has an approximate 28% share of the home heating market (based on households) within its service territory, creating a potential for increased sales where the natural gas pipeline is located and alternative fuels are used. In New Hampshire, fuel oil has a penetration of over 57% of the home heating market. Currently, the price of natural gas for heating is comparable to the full-service price of fuel oil.
From a total energy perspective, natural gas is a stronger competitor with a complete line of gas appliances and uses, including ranges, water heaters, clothes dryers, fireplaces and gas logs, outdoor lights and natural gas heat pumps for heating and cooling. While these multiple uses provide opportunities to be the total energy provider to new customers, they also provide opportunities for expansion within the existing customer base.
Due to continued customer conversions from other energy sources and expansion of its service territory, the Company has an opportunity for growth in the retail sales market. During the past five years, the Company has experienced an annual average customer growth rate of about 2%. This compares to an approximate 1.6% national average for local distribution companies, according to the American Gas Association. Additional growth in distribution operations may also occur as industrial and commercial customers turn to natural gas for electric generation because of a price advantage and as a means to ensure compliance with the provisions of the Clean Air Act. As the electric industry continues to move toward deregulation, this option may become more attractive. The development of new gas-burning technologies for industry has provided opportunities for increased gas usage in market sectors that are not sensitive to the weather.

The Gas Distribution Business

The Company distributes natural gas as a regulated utility pursuant to franchise authority granted by the State of New Hampshire Public Utilities Commission (the "Commission"). No operations are outside New Hampshire. While the franchise area of the Company is primarily residential in character, 58% of sales volumes are commercial and industrial. As of September 30, 1997, the Company served nearly 68,000 customers, of which approximately 88% were residential and 12% were commercial and industrial. During fiscal 1997, no customer purchased more than 4% of the Company's total annual sales and transportation volume.

The Company offers firm and interruptible transportation service to its commercial and industrial customers. Transportation service allows a customer to purchase a natural gas supply directly from a third-party marketer. The marketer delivers the gas supply to one of the Company's interstate pipeline take stations. The customer contracts with the Company to transport the gas from the take station to its facility. To ensure a continual, uninterrupted supply, the Company also provides an optional, separate standby service as a backup to the gas supplies of transportation customers. As of September 30, 1997, the Company had 45 firm transportation customers.

The Company distributes gas to substantially all of its utility customers through a system of underground pipelines connected with its three operations centers in Manchester, Nashua and Tilton, six take stations located in Manchester, Londonderry, Windham, Concord, Hooksett and Suncook and four production plant facilities in Manchester, Nashua, Concord and Tilton. The pipelines are generally located in public ways and are subject to licenses granted by municipalities. The Company serves over 75% of New Hampshire's natural gas customers.

Summary of Revenues

Revenues, in thousands of dollars, attributable to various
categories of gas distribution and related operations (unaudited)
during the last three fiscal years are as follows:
                                                  September 30,
                                        ---------------------------------
                                           1997          1996        1995
                                        ---------------------------------
Sales service                           $91,670       $76,007     $69,067
Transportation service                    1,308         1,503         749
Service and appliance sales               1,949         1,781       1,650
Rentals                                     750           821         821
                                        ---------------------------------
                                        $95,677       $80,112     $72,287
                                        =================================

During the winter period, November 1 through March 31, the Company's gas revenues are substantially higher than during the summer months. The increase in gas revenues during the winter, and the concomitant increase in gas supply requirements, occurs because approximately 90% of the Company's customers use natural gas for heating.

Deregulation

The implementation of Federal Energy Regulatory Commission ("FERC") Order 636 provided for the unbundling and deregulation of the interstate pipeline system and led to the beginning of unbundling of the intrastate pipeline system in New Hampshire. In late 1993, the Commission approved gas transportation rates and separate standby and balancing services for commercial and industrial customers.

Gas transportation services have allowed customers to utilize the Company's distribution system for the transportation of gas purchased from third-party gas marketers, creating competition from gas marketers for the sale of gas to end users. At September 30, 1997, the Company had 45 firm transportation customers. These customers are, for the most part, large commercial and industrial customers. The volume transported for transportation customers in fiscal 1997 was 673,000 Mcf, approximately 5% of the Company's total gas delivered. The Company expects the number of transportation customers and the volume of gas transported to increase.

The Company is the sole distributor and transporter of natural gas in its franchise area. The Tennessee Gas Pipeline Company ("Tennessee") is the only interstate pipeline to serve the Company's franchise area. For that reason, and because installation of private transmission mains would typically be impractical, customers have not attempted to bypass the Company's distribution system.

Competition

Natural gas competes mainly with electricity and fuel oil. The principal competitive factors between natural gas and alternative fuels are the price of the fuel and the conversion costs from one fuel to another. Competition is greatest among the Company's commercial and industrial customers who have the capability to use alternative fuels. The Company provides flexible rates for users with dual-fuel capabilities in order to better compete with the alternative fuels.

Under current market conditions, natural gas has a significant price advantage over electricity in New Hampshire. Natural gas heating costs are currently less than one-third of electric heating costs. At the present time, the price of natural gas for heating is comparable to the full-service price of fuel oil. The Company continues to add customers who might otherwise elect to use oil, because energy decisions are also based on factors other than cost, such as service, cleanliness and environmental impact. Demand for natural gas is expected to continue to increase as national attention remains focused on its environmental advantages, efficiency and security of supply. Commercial and industrial customers continue to find gas technologies and equipment attractive as they deal with the requirements of the Clean Air Act Amendments of 1990 and other federal environmental legislation.

Gas Supply

General. The Company's gas supply goal is to maintain a balanced portfolio of supply that will continue to minimize the overall cost of gas while providing the necessary security to meet demand requirements.

Supply Contracts and Storage. The Company's gas supply is principally natural gas transported by the interstate pipeline system. The Company has contracted with Tennessee to deliver 56,833 Dekatherms ("Dths," a unit of heating value equivalent to one million British Thermal Units) per day on a firm transportation basis and up to 8,000 Dths per day on an interruptible basis. Natural gas supplies are purchased both on a long-term contract and short-term spot market basis. During fiscal 1997, the Company purchased approximately 3% of its annual natural gas requirements in the spot market. The Company's long-term contracts, under which it has firm supply for approximately 40,529 Dths per day, have remaining terms of two to nine years.

In fiscal 1997, approximately 61% of the gas delivered by the Company came from domestic pipeline sources, 20% from Canadian pipeline supplies and approximately 12.5% from supplemental pipeline supplies. Liquefied petroleum gas ( "propane" or "LP") and liquefied natural gas ("LNG") purchases from both domestic and foreign sources made up approximately 1% of the gas delivered by the Company. Supplemental supplies of gas are produced from plants owned and operated by the Company. Third-party marketer supply to end users on the Company's system accounted for 5.5%.

All pipeline volumes are transported by Tennessee under FERC tariffed rate schedules. The supply from Canada is transported to Tennessee's system using the TransCanada and the Iroquois Gas transmission systems.

In addition to long-term supply sources, the Company stores gas during the summer months under long-term contracts with the owners of storage facilities located in Pennsylvania and New York. Gas from these storage facilities, up to 24,304 Dths per day on a firm basis, is delivered to the Company during the winter months through the Tennessee system. The Company owns other on-site storage facilities capable of holding 115,660 Dths of LP and 13,057 Dths of LNG.

The Company has contracted for 552,000 Dths of supplemental gas vapor, 75,000 Dths of LNG and an additional 1 million gallons of LP for the winter of 1997 - 1998.

The Company expects to be able to secure the gas supply required to meet existing customer and forecasted new customer demands through long-term commitments and purchases in the spot market.

Cost of Purchased and Produced Gas. The average unit cost of gas purchased and produced during the twelve months ended September 30, 1997 was approximately $4.28 per Mcf compared to $3.96 per Mcf for the same period last year. The 1997 average unit cost reflects the higher cost of gas supply in the marketplace. The cost of gas adjustment ("CGA") clause authorized by the Commission permits recovery by the Company from its customers (or requires refunds to its customers) of gas costs (including pipeline, LP, LNG and storage) that are higher (or lower) than the cost of gas included in base rates. The CGA is determined twice annually, for summer and winter periods.

The Company instituted a Natural Gas Price Risk Management Program, effective September 3, 1997. The program is designed to protect customers from sharp increases in the commodity cost of gas. Under the program, the Company has purchased call options for the 1997 - 1998 winter period. The options provide the right, but not the obligation, to purchase gas at a predetermined price by a certain date. All program costs and benefits will be passed on to customers through the CGA.

Margins earned on interruptible, 280-day sales and capacity release are passed on to firm customers through the CGA. In addition, costs associated with a fuel inventory trust, including administration fees and carrying costs, are recovered through the CGA.

The Company is subject to payment of transition costs associated with FERC Order 636 restructuring. Tennessee began billing these costs late in fiscal 1993. The Company has incurred $7.9 million in transition costs through September 30, 1997 and is recovering these costs through the CGA. As of September 30, 1997, the Company has recorded additional transition costs of approximately $1.3 million that will be billed over a period of 15 months. Meanwhile, the Company's customers are benefiting from the restructuring, realizing long-term savings in gas costs.

Supervision and Regulation

The Company is subject to regulation by the Commission, which has authority over accounting, rates and charges, the issuance of securities and certain operating matters. Changes in utility rates and charges cannot be made without a 30-day notice to the Commission, which has the power to suspend, investigate and change any proposed increase in rates and charges.

The gas distribution business of the Company is subject to extensive safety regulations and reporting requirements promulgated by the United States Department of Transportation, but is not otherwise subject to direct regulation by federal agencies except as to environmental matters. The Company is also subject to zoning and other regulations by local authorities.
Its capital expenditures, earnings and operations have not been materially affected by environmental and local regulation.

Employees

At September 30, 1997, the Company had 107 full-time employees, represented by two contracts with Local 12012 of the United
Steelworkers of America.  The  contracts expire in 2001.
Substantially all of the cost of ENI's 115 full-time employees is allocated to the Company. None of ENI's employees are represented by labor unions.

ITEM 2.  PROPERTIES

The Company's utility gas distribution facilities constitute the majority of its physical assets. As of September 30, 1997, ENGI had approximately 1,050 miles of mains and 660 miles of service connections. The utility's mains and service connections are adequate to meet service requirements and are maintained through a regular program of inspection and repair. Offices and operations centers located in Nashua, Manchester, Concord and Tilton are adequate for the needs of the Company and are regularly maintained and in good condition. Substantially all of the Company's properties are fully utilized. Substantially all of the Company's utility properties are subject to the liens of the indentures securing the Company's First Mortgage Bonds. In some cases, motor vehicles and nonutility assets are subject to purchase money security interests held by banks.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party in several proceedings of the sort that arise in the ordinary course of its business. Such actions, for the most part, are covered by insurance and, to the extent that they are not fully covered, the damages sought are not material in amount. The Company is a party to various routine Commission proceedings relating to operations, none of which is expected to have a material impact on the Company's earnings or assets.

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

In 1995, the Company completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and extends over a seven-year period. The unamortized balance of $2.4 million at September 30, 1997 is excluded from rate base. The Company may not earn a return or charge rates to customers based on amounts not included in rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed from approximately 1852 through 1952. The estimated cost of this remedial action ranges from $1.5 million to $2.6 million, and the

Company has recorded $1.5 million at September 30, 1997 in deferred charges. The Company has petitioned the Commission for approval of the Company's proposed five-year recovery from ratepayers of $1.9 million of investigation, remediation and recovery effort costs plus carrying costs.

The Company has instituted several lawsuits to recover the costs of investigation and remediation of the Concord site. On September 12, 1995, the Company filed a complaint in the United States District Court for the District of New Hampshire against UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company during a period of time the manufactured gas plant was in operation. On December 8, 1995, the Company filed suit in the United States District Court for the District of New Hampshire against Associated Electric and Gas Insurance Services, Ltd., American Home Assurance Company, CIGNA Specialty Insurance Company, International Insurance Company, Lloyd's, Underwriters at London, Lexington Insurance Company and National Union Fire Insurance Company, later adding Columbia Casualty Company as a defendant, seeking declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. The Company filed suit in the New Hampshire (Hillsborough County) Superior Court on December 8, 1995 against the Continental Insurance Company and Netherlands Insurance Company seeking a declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. Through November 1997, the Company reached settlements with certain of the defendants in those suits in an aggregate amount of $1.6 million and further payment to the Company of a portion of future Concord site remediation costs. The Company expects that such settlement amounts will reduce the amount that it will be permitted by the Commission to recover from its ratepayers.

The Company and Public Service Company of New Hampshire ("PSNH"), an electric utility company, conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which the costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES totaled $276,000 and has been recorded in deferred charges as of September 30, 1997. The report describes conditions at the site, including the presence of by-products of the manufactured gas process in site soils, groundwater and sediments in an adjacent water body. Based upon its review of the report, the NHDES has directed PSNH and the Company to prepare and submit a remedial action plan. The Company expects to incur further costs but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from the Laconia plant. Through November 1997, the Company reached a settlement with a defendant in that suit in the amount of $100,000.

The Company is pursuing and intends to pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. The Company intends to seek and expects to receive approval of rate recovery methods with respect to environmental matters after it has determined the extent of contamination, received recommendations with regard to remediation and commenced remediation efforts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

OMITTED

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) No equity securities of the Company were sold by it during the period covered by this report. All 120,000 shares of the Company's outstanding common stock are held by EnergyNorth, Inc.

(b)  Use of Proceeds.

          (1)  The Company's Registration Statement on Form S-1,
               Registration No. 333-32949, was effective September 18,
               1997.

          (2)  The offering commenced on September 18, 1997.

          (3)  n/a

          (4)  (i)   All registered securities were sold on September 23, 1997.

               (ii)  The managing underwriter was Edward D. Jones & Co., L.P.

               (iii) First Mortgage Bonds designated as 7.40% Series E bonds
                     Due September 30, 2027 were registered.

               (iv) $22,000,000 of Series E Bonds were registered, all of which were sold at that offering price.

               (v) Expenses incurred in connection with the issuance and distribution of the securities from the effective date of the Registration Statement through September 30, 1997 were:

                         Underwriting discount                            $   880,000
                         Other expenses                                       184,610
                                                                          -----------
                         Total                                            $ 1,064,610

               (vi) Amount of net offering proceeds from the effective date of the Registration Statement through September 30, 1997, representing 100% of the net proceeds, were used for:

                          Construction of plant, building and facilities  $         -
                          Purchase of real estate                                   -
                          Acquisition of other business                             -
                          Working capital                                   4,048,594
                          Temporary investments
                            Overnight Eurodollar time deposit 5.3749%       1,410,325
                          Redemption of bonds                               6,436,081
                          Repayment of short-term debt                      9,225 000
                                                                          -----------
                          Total                                           $21,120,000

                     None of such amounts were paid to directors, officers, 10% holders, or affiliates.

               (vii) n/a

ITEM 6.  SELECTED FINANCIAL DATA

OMITTED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Earnings

Net income was nearly $6 million in 1997, which represents a 10.3% increase from 1996. The 1997 increase in earnings was primarily due to successful efforts to contain operating costs. In addition, the Company earned $649,000, after taxes, as a result of a favorable net property tax settlement. Partially offsetting this increase was the impact on operations of the significantly warmer weather during the 1996 - 1997 heating season. While the weather was 1.5% warmer than the prior year, it was 7.3% warmer during the November - March period.

Sales and Revenues

The Company's rates charged to customers are regulated by the Commission. The Commission is required by New Hampshire law to allow the Company to charge rates that are just and reasonable, such that the Company is compensated for the cost of providing service and allowed a reasonable rate of return on its investment. The Company regularly assesses whether it is earning a reasonable return and files for rate increases when it determines that it is not being permitted to earn a reasonable return.

The Company generates revenues primarily through the sale and transportation of natural gas. The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during cooler months, discontinue service to high-volume commercial and industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because all margin on such sales is returned to the Company's firm customers.

The Company's tariff includes CGA rates that provide for increases and decreases in the rates charged for gas to reflect estimated changes in the cost of gas. Although changes in CGA rates affect revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Amounts recovered under CGA rates are reconciled semiannually against actual costs, and future CGA rates are adjusted accordingly.

The Company's sales are responsive to colder weather because the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of degree days. A degree day is calculated by subtracting the average temperature for the day from 65 degrees Fahrenheit. The "normal" number of degree days during any period is calculated based upon a rolling approximate 30-year average number of degree days during such period. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.

                                              Degree days
                                       -------------------------
                                                Prior           Change vs.     Change
                                       Actual  period  Normal  prior period  vs. normal
                                       ------------------------------------------------
Fiscal year ended September 30, 1997   7,373   7,482    7,506      (1.5)%      (1.8)%
Fiscal year ended September 30, 1996   7,482   6,834    7,549       9.5%        (.9)%
Fiscal year ended September 30, 1995   6,834   7,877    7,525     (13.2)%      (9.2)%

Gas service operating revenues were $93 million in 1997, compared to $77.5 million in 1996. The increase resulted primarily from increased CGA rates to cover gas costs deferred in the prior year and increases in the cost of gas. In addition, the growth in the average number of customers in 1997 was approximately 2.2%. The volume of firm gas sendout was slightly less than 1996. The weather in 1997 was 1.5% warmer than in 1996, although the November - March winter heating season was 7.3% warmer. Revenues from gas transported for customers under firm transportation service rates increased more than 21% to $1.2 million, due to a more than 37% increase in volumes transported. This increase included a shift of 132,000 Mcf from firm commercial and industrial sales customers, representing a decrease of $591,000 in operating revenue attributable to the commodity cost of gas.

Shifts between transportation and sales gas will cause variations in natural gas revenues since the transportation rate does not include the commodity cost of gas, which is billed directly to the customer by its marketer. Prior to August 1, 1997, the Company's rate structure provided approximately the same margin for sales service and transportation service. Effective August 1, 1997, transportation rates were reduced by approximately 2.4%. The Company cannot predict the impact, if any, that the results of this reduction in transportation rates will have on customers' decisions to switch to transportation service or the resulting impact decisions to switch would have on operating income. The Company will seek an adjustment in overall rates, if it determines that reductions in transportation rates and increases in the number of transportation customers impair its ability to earn its allowed return. At September 30, 1997, the Company had 45 firm transportation customers compared to 27 customers the previous year.

Cost of Gas Sold

The cost of gas sold was $54.6 million in 1997 and $39.1 million in 1996. The increase was primarily due to higher prices from suppliers ($4 million) and timing differences related to the recovery of gas costs through the CGA ($11.5 million). The average unit cost of gas sold in 1997 was $4.28 per Mcf compared to $3.96 per Mcf in 1996. Increases or decreases in purchased gas costs from suppliers have no significant impact on margin, as they are passed on to customers through the CGA.

Operating Expenses

Operations and maintenance expense was 1.2% lower than the prior year. Reductions in the work force, other cost saving initiatives and workers' compensation insurance refunds offset most of the increases from liability insurance, uncollectible accounts and other administrative expenses.

Depreciation and amortization expense increased from $4.7 million to $5 million in 1997, consistent with the Company's continued investment in the expansion and upgrading of its distribution system and facilities and amortization of environmental remediation costs. Net additions to property, plant and equipment were $12 million and $7.5 million in 1997 and 1996, respectively.

Taxes other than income taxes decreased $1.1 million to $2.6 million, primarily due to a favorable property tax settlement, net of adjustments, of more than $1 million, which offset property tax rate increases and additions to taxable property.

Capital Resources and Liquidity

Because of the seasonal nature of the Company's operations, a substantial portion of cash receipts is generated during the November - March heating season, which results in the highest cash inflow during late winter and early spring. However, cash requirements for capital expenditures, dividends, long-term debt retirement and working capital do not track this pattern of cash receipts. The greatest demand for cash is in the fall and early winter to support the completion of the annual construction program and to fund gas inventories and other working capital requirements.

Cash provided by operations and financing activities was sufficient to fund investing activities in 1997. Borrowings against lines of credit during 1997 ranged from zero to a high of $14.7 million. The Company issued $22 million in First Mortgage Bonds in September 1997. The proceeds were used to retire all existing First Mortgage Bonds designated as 8.67% Series A General and Refunding Mortgage Bonds Due 2002 and to repay borrowings against lines of credit. At September 30, 1997, deferred gas cost was in an overcollected position resulting from winter and summer period activity. The overcollected amounts will be returned to customers during the next corresponding periods through the CGA mechanism. The Company's major uses of cash were capital expenditures of $12 million, environmental remediation of $1.6 million and retirement of $7.6 million of long-term debt. The cost to issue the First Mortgage Bonds was recorded in deferred charges and will be amortized over the life of the bonds. Included in 1997 construction expenditures was a major main extension project to serve the town of Milford, New Hampshire. In addition, dividend payments to ENI totaled $3.7 million in 1997.

Capital expenditures for 1998 are currently projected at approximately $11.1 million. Additional cash requirements will be necessary for the payment of dividends, environmental remediation, annual sinking fund requirements and maturities of long-term debt and working capital. Cash to fund these requirements is expected to be provided principally by internally generated funds and short-term bank borrowings under the Company's lines of credit. At September 30, 1997, the Company had available lines of credit aggregating $14.7 million, none of which was outstanding. In addition, a credit line of $9.5 million was available at September 30, 1997 under the Company's fuel inventory trust financing plan. At September 30, 1997, the Company's fuel inventory in trust in the balance sheet was $7.8 million with an outstanding purchase obligation of $7.9 million.

On September 30, 1997, the Company's capitalization ratio consisted of 50.2% common equity and 49.8% debt, including short-term debt.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

In 1995, the Company completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and extends over a seven-year period. The unamortized balance of $2.4 million at September 30, 1997 is excluded from rate base. The Company may not earn a return or charge rates to customers based on amounts not included in rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed from approximately 1852 through 1952. The estimated cost of this remedial action ranges from $1.5 million to $2.6 million, and the Company has recorded $1.5 million at September 30, 1997 in deferred charges. The Company has petitioned the Commission for approval of the Company's proposed five-year recovery from ratepayers of $1.9 million of investigation, remediation and recovery effort costs plus carrying costs.

The Company has instituted several lawsuits to recover the costs of investigation and remediation of the Concord site. On September 12, 1995, the Company filed a complaint in the United States District Court for the District of New Hampshire against UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company during a period of time the manufactured gas plant was in operation. On December 8, 1995, the Company filed suit in the United States District Court for the District of New Hampshire against Associated Electric and Gas Insurance Services, Ltd., American Home Assurance Company, CIGNA Specialty Insurance Company, International Insurance Company, Lloyd's, Underwriters at London, Lexington Insurance Company and National Union Fire Insurance Company, later adding Columbia Casualty Company as a defendant, seeking declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. The Company filed suit in the New Hampshire (Hillsborough County) Superior Court on December 8, 1995 against the Continental Insurance Company and Netherlands Insurance Company seeking a declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. Through November 1997, the Company reached settlements with certain of the defendants in those suits in an aggregate amount of $1.6 million and further payment to the Company of a portion of future Concord site remediation costs. The Company expects that such settlement amounts will reduce the amount that it will be permitted by the Commission to recover from its ratepayers.

The Company and Public Service Company of New Hampshire ("PSNH"), an electric utility company, conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which the costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES totaled $276,000 and has been recorded in deferred charges as of September 30, 1997. The report describes conditions at the site, including the presence of by-products of the manufactured gas process in site soils, groundwater and sediments in an adjacent water body. Based upon its review of the report, the NHDES has directed PSNH and the Company to prepare and submit a remedial action plan. The Company expects to incur further costs but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from the Laconia plant. Through November 1997, the Company reached a settlement with a defendant in that suit in the amount of $100,000.

The Company is pursuing and intends to pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. The Company intends to seek and expects to receive approval of rate recovery methods with respect to environmental matters after it has determined the extent of contamination, received recommendations with regard to remediation and commenced remediation efforts.

Results of Operations 1996 Compared to 1995

Net income for 1996 was a record $5.4 million, which represents a 45% increase over the $3.7 million net income for 1995. The 1996 increase in earnings was primarily due to greater margins resulting mostly from growth in volumes delivered. Volumes of firm gas delivered to utility customers increased 13.1% to 11.4 million Mcf. Weather in the Company's service area was near normal in 1996, but 9.5% colder than the prior year. In addition, 1995 earnings included a $215,000 after-tax gain on the sale of railcars.

Operating revenues were $77.5 million in 1996, compared to $69.8 million in 1995. The increase resulted primarily from increased volumes delivered to firm residential and commercial heating customers due to the colder weather and 1.7% customer growth in 1996. Revenues from gas transported for customers under firm transportation rates increased more than 40% to $979,000, due to a 45% increase in volumes transported. This increase included a shift of 162,000 Mcf from firm commercial and industrial sales to firm transportation sales, representing a decrease of $516,000 in operating revenue attributable to the commodity cost of gas.

The average unit cost of gas sold in 1996 was $3.96 per Mcf compared to $3.44 per Mcf in 1995.

Operations and maintenance expense increased $217,000, or 1.2%, to $18.6 million in 1996. Reductions in the work force, other cost saving initiatives and workers' compensation and health insurance refunds helped offset most of the increases from liability insurance, uncollectible accounts and other administrative expenses.

A gain of $350,000 from the sale of railcars formerly used to transport liquid propane is included in other income for 1995.

Fiscal 1996 interest expense decreased 13.4% from 1995, due mainly to the repayment of $1.7 million of long-term debt and a decrease in average short-term borrowings and average short-term interest rates.

Taxes other than income taxes increased $194,000 to $3.7 million, primarily due to increases in property taxes, resulting from property tax rate increases and additions to taxable property. A higher level of pretax income was the main reason for the $1.5 million increase in total federal and state income taxes in 1996. In addition, as a result of the resolution of certain federal income tax issues, the Company reduced federal income taxes by $200,000 in 1995.

Factors That May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to the regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

New Accounting Standards and Pronouncements

The Financial Accounting Standards Board issued new accounting standards that the Company will adopt in future periods. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share, effective fiscal 1998. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the disclosure of comprehensive income and its components, effective fiscal 1999. It is not expected that the adoption of SFAS Nos. 128 and 130 will have a material impact on the Company's financial reporting.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments, including disclosures about products and services, geographic areas and major customers, effective fiscal 1998. The Company is currently evaluating the impact of SFAS No. 131.

The American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP's objective is to make the timing of the recognition of environmental obligations more uniform by discussing the estimation process and providing benchmarks to aid in determining when to recognize environmental liabilities. The SOP is effective for the Company in fiscal 1998. The Company does not expect that the adoption of the SOP will have a material impact on the Company's financial position or results of operations.

The "Year 2000" Issue

Many computer systems are currently based on storing two digits to identify the year of a transaction (for example, "97" for "1997"), rather than a full four digits, and are not programmed to consider the start of a new century. Significant processing inaccuracies and even inoperability could result in the year 2000 and thereafter. The Company's principal computer systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. The Company does not expect that the costs of addressing the "Year 2000" issue will have a material impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a)  Financial Statements required by Regulation S-X

Statements of Income                            EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,                   1997      1996       1995
-----------------------------------------------------------------------------
Operating revenues:
    Utility gas service                          $91,965   $76,620    $68,988
    Other                                          1,013       890        829
                                                 ----------------------------
        Total operating revenues                  92,978    77,510     69,817
                                                 ----------------------------
Operating expenses:
    Cost of gas sold                              54,633    39,115     35,602
    Operations and maintenance                    18,397    18,624     18,407
    Depreciation and amortization                  4,969     4,693      4,063
    Taxes other than income taxes                  2,590     3,654      3,460
    Federal and state income taxes                 3,478     3,224      1,745
                                                 ----------------------------
        Total operating expenses                  84,067    69,310     63,277
                                                 ----------------------------
Operating income                                   8,911     8,200      6,540
                                                 ----------------------------
Other income                                         792       735      1,254

Interest expense:
    Interest on long-term debt                     2,657     2,747      2,883
    Other interest                                 1,061       761      1,166
                                                 ----------------------------
        Total interest expense                     3,718     3,508      4,049
                                                 ----------------------------

Net income                                       $ 5,985   $ 5,427    $ 3,745
                                                 ============================

   The accompanying notes are an integral part of these financial statements.

Balance Sheets                                                          EnergyNorth Natural Gas, Inc.

(In thousands)
September 30,                                                                          1997      1996
-----------------------------------------------------------------------------------------------------
Assets
    Property:
        Utility plant, at cost                                                     $146,799  $136,198
        Accumulated depreciation and amortization                                    47,811    44,679
                                                                                   ------------------
            Net utility plant                                                        98,988    91,519
    Current assets:
        Cash and temporary cash investments                                           2,753       311
        Accounts receivable (net of allowances of $1,309 in 1997 and 1,176 in 1996)   2,997     1,831

        Unbilled revenues                                                               602       582
        Deferred gas costs                                                                -     3,783
        Materials and supplies                                                        1,650     1,453
        Supplemental gas supplies                                                     8,929     8,825
        Prepaid and deferred taxes                                                    1,180     1,562
        Recoverable FERC 636 transition costs                                         1,261     1,733
        Prepaid expenses and other                                                    1,088     1,098
                                                                                   ------------------
            Total current assets                                                     20,460    21,178
                                                                                   ------------------
    Deferred charges:
        Regulatory asset - income taxes                                               2,401     2,401
        Recoverable environmental costs                                               6,546     6,840
        Other deferred charges                                                        1,948       768
                                                                                   ------------------
            Total deferred charges                                                   10,895    10,009
                                                                                   ------------------
Total assets                                                                       $130,343  $122,706
                                                                                   ==================
Stockholder's equity and liabilities
    Capitalization (see accompanying statements)                                   $ 86,606  $ 68,459
                                                                                   ------------------
    Current liabilities:
        Notes payable to banks                                                            -     9,535
        Current portion of long-term debt                                               484     1,646
        Current portion of capital lease obligations                                      -        25
        Inventory purchase obligation                                                 7,852     7,867
        Accounts payable                                                              5,333     5,287
        Accounts payable to affiliates                                                2,433       589
        Deferred gas costs                                                            1,300         -
        Accrued interest                                                                303       831
        Accrued and deferred taxes                                                       82     1,617
        Accrued FERC 636 transition costs                                             1,261     1,733
        Customer deposits, environmental and other                                    1,950     3,963
                                                                                   ------------------
            Total current liabilities                                                20,998    33,093
                                                                                   ------------------
    Commitments and contingencies
    Deferred credits:
        Deferred income taxes                                                        17,401    15,619
        Unamortized investment tax credits                                            1,734     1,870
        Regulatory liability - income taxes                                           1,254     1,374
        Contributions in aid of construction and other                                2,350     2,291
                                                                                   ------------------
            Total deferred credits                                                   22,739    21,154
                                                                                   ------------------
Total stockholder's equity and liabilities                                         $130,343  $122,706
                                                                                   ==================


            The accompanying notes are an integral part of these financial statements.

Statements of Capitalization                           EnergyNorth Natural Gas, Inc.

(In thousands, except share information)
September 30,                                                     1997      1996
--------------------------------------------------------------------------------
Capitalization:
    Common stockholder's equity:
        Common stock - par value of $25 per share,
            120,000 shares authorized, issued and outstanding  $ 3,000   $ 3,000
        Amount in excess of par                                 22,538    22,538
        Retained earnings                                       18,155    15,819
                                                               -----------------
                Total common stockholder's equity               43,693    41,357
                                                               -----------------
    Long-term debt:
        First Mortgage Bonds
            Due 2002                     8.67%                       -     7,088
            Due 2009                     8.44%                   4,000     4,333
            Due 2019                     9.70%                   7,000     7,000
            Due 2020                     9.75%                  10,000    10,000
            Due 2027                     7.40%                  22,000         -

        Notes payable
            Due through 2001   prime plus .50%                     397       327
                                                               -----------------
                                                                43,397    28,748
        Less current portion                                       484     1,646
                                                               -----------------
                Total long-term debt                            42,913    27,102
                                                               -----------------
Total capitalization                                           $86,606   $68,459
                                                               =================


     The accompany notes are an integral part of these financial statements.

Statements of Retained Earnings                    EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,                     1997       1996       1995
--------------------------------------------------------------------------------
Balance at beginning of year                       $15,819    $14,027    $13,650
Add - net income                                     5,985      5,427      3,745
                                                   -----------------------------
                                                    21,804     19,454     17,395
Deduct - cash dividends on common stock              3,649      3,635      3,368
                                                   -----------------------------
Balance at end of year                             $18,155    $15,819    $14,027
                                                   =============================


     The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows                                           EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,                                     1997       1996       1995
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                    $  5,985    $ 5,427    $ 3,745
    Noncash items:
        Depreciation and amortization                                5,411      5,177      4,486
        Deferred taxes and investment tax credits, net               1,526      1,017      1,066

    Changes in:
        Accounts receivable, net                                    (1,166)        90        303
        Unbilled revenues                                              (20)         4        (42)
        Inventories                                                   (301)      (881)        47
        Prepaid expenses and other                                      10         58        (93)
        Deferred gas costs                                           5,083     (9,428)       909
        Accounts payable                                                46        980         36
        Accounts payable to affiliates, net                          1,844       (696)       901
        Accrued liabilities                                           (687)      (279)      (104)
        Accrued/prepaid taxes                                       (1,153)     1,536       (419)
        Payments for environmental costs and other                  (3,214)      (821)    (2,672)
                                                                  ------------------------------
            Net cash provided by operating activities               13,364      2,184      8,163
                                                                  ------------------------------
Cash flows from investing activities:
    Additions to property                                          (11,977)    (7,496)    (6,407)
                                                                  ------------------------------

Cash flows from financing activities:
    Capital contributions from parent                                    -      1,500          -
    Issues of long-term debt                                        22,217        208        149
    Change in notes payable to banks                                (9,535)     8,035      1,500
    Increase in inventory purchase obligation                        8,025      9,284      6,770
    Change in customer deposits and other                             (370)        81          7
    Cash dividends on common stock                                  (3,649)    (3,635)    (3,368)

    Refunding requirements:
        Repayment of long-term debt                                 (7,568)    (1,664)    (1,687)
        Repayment of capital lease obligations                         (25)       (43)       (41)
        Repayment of inventory purchase obligation                  (8,040)    (8,547)    (6,974)
                                                                  ------------------------------
            Net cash provided by (used for) financing activities     1,055      5,219     (3,644)
                                                                  ------------------------------

Net increase (decrease) in cash and temporary cash investments       2,442        (93)    (1,888)
Cash and temporary cash investments, beginning of year                 311        404      2,292
                                                                  ------------------------------
Cash and temporary cash investments, end of year                  $  2,753    $   311    $   404
                                                                  ==============================

     The accompanying notes are an integral part of these financial statements.

ENERGYNORTH NATURAL GAS, INC.
Notes to Financial Statements

Note 1.  Accounting Policies

The significant accounting policies followed by EnergyNorth
Natural Gas, Inc.  (the "Company") are set forth below.

Business Organization

The Company is a wholly-owned subsidiary of EnergyNorth, Inc. Transactions between the Company and other affiliated companies include payments for management, accounting, data processing and other services. The Company is a regulated gas distribution utility located in southern and central New Hampshire and also provides service and sells appliances. The rates and accounting practices followed by the gas distribution subsidiary are regulated by the State of New Hampshire Public Utilities Commission (the "Commission"). The Company's accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for Certain Types of Regulation."

Revenue Recognition

Utility revenues derived from the sale and transportation of natural gas are based on rates authorized by the Commission. Customers' meters are read and bills are rendered on a cycle basis throughout the month. The Company records unbilled revenues related to gas delivered but not billed at the end of the accounting period.

Cost of Gas Adjustment Clause

The Company's tariff includes a cost of gas adjustment ("CGA") clause that permits billings to customers for changes in its cost of gas over a base period cost. The tariff provides for a CGA calculation for a summer period and a winter period. Any difference between the cost of gas incurred and amounts billed to customers is deferred for rate-making and accounting purposes to the next corresponding period. Interest accrues on these amounts at the prime rate, adjusted quarterly.

Inventories

Inventories are valued on the basis of the lower of average cost or market.

Depreciation

The Company provides for depreciation on the straight-line basis. The rates applied are approved by the Commission. Such rates were equivalent to a composite rate of 3.4% for each of the years ended September 30, 1997, 1996 and 1995. Under depreciation practices required by the Commission, when gas utility assets under the composite method are retired from service, the cost of the retired assets is removed from the property accounts and charged, together with any cost of removal, to the accumulated depreciation accounts. For all other assets, when assets are sold or retired, the cost of the assets and their related accumulated depreciation are removed from the respective accounts, net removal costs are recorded and any gain or loss is included in income.

Deferred Charges

Total deferred charges consist primarily of regulatory assets and the cost of issuing debt. The Company has established various regulatory assets in cases where the Commission has permitted, or is expected to permit, recovery of specific costs over a period of time. At September 30, 1997, regulatory assets include $6.5 million for environmental investigation and remediation costs and $2.4 million of unrecovered deferred state income taxes (see Note
6).

The unamortized cost of issuing debt at September 30, 1997 is $2.1 million. Deferred financing costs are amortized over the life of the related security. Other deferred charges are amortized over the recovery period specified by the Commission.

Investment Tax Credits

Investment tax credits are being amortized over the estimated useful life of the property that gave rise to the credit.

Fair Value of Financial Instruments

Because of the short maturity of certain assets, which include cash, temporary cash investments and accounts receivable, and certain liabilities, which include accounts payable and notes payable to banks, these instruments are stated at amounts that approximate fair value.

If long-term debt outstanding at September 30, 1997 had been refinanced using new issue debt rates of interest that on average are lower than the outstanding rates, the present value of those obligations would have increased from the amounts outstanding in the September 30, 1997 balance sheet by 10.3%. In the event of refinancing, there would be no gain or loss as, under established regulatory procedure, any such difference would be reflected in rates and have no effect on gross income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual amounts could differ from those estimates.

Reclassifications

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information are as follows
  (in thousands):

                                              1997      1996      1995
----------------------------------------------------------------------
Cash paid during the year for:
  Interest (net of amount capitalized)      $3,821    $3,369    $4,132
  Income taxes                               3,557       508       898


In preparing the accompanying statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Inventory Financing

The Company finances gas inventory purchases through the use of a single purpose trust, which purchases gas with funds loaned to it by a bank. As the Company requires gas to service customers, gas is repurchased from the trust at original product cost plus financing costs and trust fees. The cost of gas and related financing are recoverable through the CGA.

The bank credit agreement provides for a .375% commitment fee on the credit line and interest at prime (8.5% at September 30, 1997) with a fixed-rate interest option at less than prime on the outstanding balance. The trust agreement provides for a management fee of $8,000 annually. The credit agreement between the trust and the bank provides for a total commitment of up to $9.5 million through February 1998.

As of September 30, 1997 and 1996, the gas inventories under the trust agreement and controlled by the Company totaled $7.8 million and are included in inventories in the accompanying balance sheets. Inventory purchase obligations under this financing agreement are reflected as a current liability in the accompanying balance sheets.

Note 4.  Notes Payable to Banks

As of September 30, 1997, the Company had available $14.7 million under various unsecured bank lines of credit that are renewed annually, none of which was outstanding. The lines bear interest at prime, or less than prime on certain of the lines for fixed periods of time, and are due on demand. For some lines, the terms of the credit agreements require annual commitment fees of
 .25% to .35% of the lines.

Note 5.  Long-Term Debt

In September 1997, the Company issued $22 million of 7.40% First Mortgage Bonds. The proceeds were used to retire all existing First Mortgage Bonds designated as 8.67% Series A General and Refunding Mortgage Bonds Due 2002 and to repay the Company's short-term debt.

Interest payments for the First Mortgage Bonds are due semiannually. The First Mortgage Bonds are collateralized by first mortgage liens on substantially all real property and operating plant facilities.

The aggregate amounts of principal due for all long-term debt for each of the five years subsequent to September 30, 1997 are as follows (in thousands):

                        Fiscal year                        Amount
-----------------------------------------------------------------
                        1998                                 $484
                        1999                                  453
                        2000                                  415
                        2001                                  371
                        2002                                  342


Note 6.  Income Taxes

The Company files a consolidated federal income tax return with its parent company. For financial reporting and rate purposes, the Company provides taxes on a separate return basis.

At September 30, 1997 and 1996, the SFAS No. 109 regulatory liability amounted to $960,000 and $1 million, respectively, for the tax benefit of unamortized investment tax credits, and $294,000 and $339,000, respectively, for the excess reserves for deferred taxes as a result of pre-July 1, 1987 deferred income taxes that were recorded in excess of the current federal statutory income tax rate.

A deferred state income tax liability and a corresponding regulatory asset of approximately $2.4 million, representing revenues the Company expects to recover from gas service customers, were established at September 30, 1994 as a result of recording deferred state income taxes on the cumulative temporary differences due to a change in New Hampshire tax law. Effective June 2, 1994, the 1% franchise tax assessed on sales of natural gas was repealed. Prior to the change in tax law, the franchise tax was permitted as a credit against the New Hampshire Business Profits Tax ("NHBPT"). Because franchise tax payments exceeded the NHBPT, the Company never incurred a NHBPT liability; therefore, no deferred state income taxes related to temporary differences were recorded.

The tax effects of cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the years ended September 30, 1997 and 1996 were as follows (in thousands):

                                                          1997       1996
-------------------------------------------------------------------------
Deferred tax assets:
    Contributions in aid of construction               $   726    $   696
    Unamortized investment tax credits                     590        636
    Allowance for doubtful accounts                        506        454
    Deferred gas costs                                     240          -
    Other                                                  942        821
                                                       ------------------
        Total deferred tax assets                        3,004      2,607
                                                       ------------------
Deferred tax liabilities:
    Property-related                                    15,957     14,742
    Deferred gas costs                                       -      1,773
    Environmental costs                                  1,936      1,499
    Other                                                1,787      1,372
                                                       ------------------
        Total deferred tax liabilities                  19,680     19,386
                                                       ------------------
Net deferred tax liability                             $16,676    $16,779
                                                       ==================

Deferred income taxes were classified in the accompanying balance sheets at September 30, 1997 and 1996 as follows (in thousands):
                                                          1997       1996
-------------------------------------------------------------------------
Current                                                $  (725)   $ 1,160
Long-term                                               17,401     15,619
                                                       ------------------
        Total                                          $16,676    $16,779
                                                       ==================

The components of federal and state income taxes reflected in the accompanying statements of income for the years ended September
30, 1997, 1996 and 1995 were as follows (in thousands):

                                            1997          1996       1995
-------------------------------------------------------------------------
Federal:
    Current                               $3,369       $  (323)   $   961
    Deferred                                (378)        3,119        566
    Investment tax credits                  (136)         (140)      (141)
                                          -------------------------------
        Total federal                      2,855         2,656      1,386
                                          -------------------------------
State:
    Current                                  701          (129)       227
    Deferred                                 (78)          697        132
                                          -------------------------------
        Total state                          623           568        359
                                          -------------------------------
Total provision for income taxes          $3,478       $ 3,224    $ 1,745
                                          ===============================

The total federal and state income tax provision, as a percentage of income before federal and state income taxes, was 36.7%, 37.3% and 31.8% for the years ended September 30, 1997, 1996 and 1995, respectively. The following table reconciles the income tax provision calculated using the federal statutory tax rate of 34% to the book provision for federal and state income taxes (in thousands):

                                                        1997      1996     1995
-------------------------------------------------------------------------------
Tax calculated at statutory rate                      $3,217    $2,941   $1,867
Increase (reduction) in effective tax resulting from:
     Amortization of investment tax credit              (136)     (140)    (141)
     Adjustment due to change in tax rates               (28)      (28)     (28)
     State taxes, net of federal tax benefit             411       375      241
    Other, net                                            14        76     (194)
                                                      -------------------------
Total provision for income taxes                      $3,478    $3,224   $1,745
                                                      =========================

Note 7.  Employee Benefit Plans

Pension Plans

The Company has noncontributory defined benefit plans covering substantially all employees. Benefits are based on years of credited service and average earnings during the five highest consecutive years of earnings prior to the normal retirement date. The Company is also charged for pension expense for the management pension plan of the parent company.

The Company's funding policy is to annually contribute to the plans an amount that is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

Net periodic pension cost included the following components (in thousands):
                                                        1997      1996     1995
-------------------------------------------------------------------------------
Service cost for benefits earned                     $   229     $ 249    $ 236
Interest cost on projected benefit                       509       472      458
obligations
Actual return on plan assets                          (1,975)     (542)    (953)
Net amortization and deferral                          1,311       (90)     369
Parent company allocation                                427       344      389
                                                     --------------------------
Net periodic pension cost                            $   501     $ 433    $ 499
                                                     ==========================

The following table sets forth the funded status of the plans at
September 30, 1997, 1996 and 1995 (in thousands):
                                                 1997       1996       1995
---------------------------------------------------------------------------
Vested benefit obligation                      $6,286     $5,983     $5,239
                                               ============================
Accumulated benefit obligation                 $6,553     $6,228     $5,455
                                               ============================
Projected benefit obligation                   $7,336     $6,971     $6,429
Plan assets at fair value                       9,135      7,300      6,839
                                               ----------------------------
Funded status                                   1,799        329        410
Unrecognized transition (asset) obligation       (325)      (384)      (444)
Unrecognized prior service cost                   295        351        407
Unrecognized net (gain) loss                     (851)       447        185
                                               ----------------------------
Prepaid pension (pension liability)            $  918     $  743     $  558
                                               ============================

Assumptions used to determine the projected benefit obligation were as follows:

                                                 1997       1996       1995
---------------------------------------------------------------------------
Discount rate                                    7.5%       7.5%       7.5%
Rate of increase in future compensation levels   4.0%       4.0%       4.5%
Expected long-term rate of return on assets      9.0%       9.0%       9.0%


Plan assets are invested in common stocks and bonds.

The Company has an employee 401(k) savings and investment plan covering substantially all employees. The Company made contributions of $85,000, $61,000 and $57,000 for the years ended
September 30, 1997, 1996 and 1995, respectively.

Other Postemployment Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to qualified retired employees.

The expense recorded in fiscal 1997, 1996 and 1995 for providing postretirement benefits, including amortization of the accumulated projected benefit obligation over a 20-year period, was $216,000, $222,000 and $278,000, respectively.

The Company has funded these benefit costs by making cash contributions, at the same level of expense recorded, to a voluntary employee benefit association ("VEBA") trust.

The following table sets forth the funded status of the plan at
September 30, 1997 and 1996 (in thousands):
                                                                  1997     1996
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation as of July 31:
    Retirees                                                   $ 1,299  $ 1,225
    Fully eligible active plan participants                        480      372
    Other active participants                                      743      685
                                                               ----------------
                                                                 2,522    2,282
Plan assets at fair market value                                (1,064)    (738)
Unrecognized transition obligation                              (2,241)  (2,381)
Unrecognized net gain                                              836      891
                                                               ----------------
Accrued postretirement benefit cost at July 31                      53       54
Contributions for the two-month period ending September 30          54       55
                                                               ----------------
Accrued postretirement benefit cost at September 30            $    (1) $    (1)
                                                               ================

The components of net periodic postretirement benefit cost at
September 30, 1997 and 1996 are as follows (in thousands):
                                                                 1997      1996
-------------------------------------------------------------------------------
Service cost - benefits attributed to services during the year $   48   $    48
Interest cost on accumulated postretirement benefit obligation    167       161
Actual asset return                                              (190)      (48)
Net amortization and deferral                                     191        61
                                                               ----------------
Net periodic postretirement benefit cost                       $  216   $   222
                                                               ================

A 10% average annual rate of increase in the per capita costs of covered health care benefits was assumed for fiscal 1997, reduced in steps of 1% to a level of 5% at 2002 and thereafter. This decrease results from changes in estimates of future health care inflation, assumed changes in health care utilization and related effects. Increasing the assumed health care cost trend rates by one percentage point in each year would have resulted in a $219,000 increase in the accumulated postretirement benefit obligation as of July 31, 1997 and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1997 of $16,000. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation. The expected long-term rate of return on plan assets is 9%. Plan assets are invested in common stocks and bonds.

Note 8. Commitments and Contingencies

Contracts

The Company has various contractual agreements covering the transportation of natural gas, underground storage facilities and the purchase of natural gas, which are recoverable under the Company's CGA. These contracts expire at various times from 1997 to 2011.

Litigation

The Company has been named in certain lawsuits arising from normal operations. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Environmental Issues

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

In 1995, the Company completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and extends over a seven-year period. The unamortized balance of $2.4 million at September 30, 1997 is excluded from rate base. The Company may not earn a return or charge rates to customers based on amounts not included in rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed from approximately 1852 through 1952. The estimated cost of this remedial action ranges from $1.5 million to $2.6 million, and the Company has recorded $1.5 million at September 30, 1997 in deferred charges. The Company has petitioned the Commission for approval of the Company's proposed five-year recovery from ratepayers of $1.9 million of investigation, remediation and recovery effort costs plus carrying costs.

The Company has instituted several lawsuits to recover the costs of investigation and remediation of the Concord site. On September 12, 1995, the Company filed a complaint in the United States District Court for the District of New Hampshire against UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company during a period of time the manufactured gas plant was in operation. On December 8, 1995, the Company filed suit in the United States District Court for the District of New Hampshire against Associated Electric and Gas Insurance Services, Ltd., American Home Assurance Company, CIGNA Specialty Insurance Company, International Insurance Company, Lloyd's, Underwriters at London, Lexington Insurance Company and National Union Fire Insurance Company, later adding Columbia Casualty Company as a defendant, seeking declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. The Company filed suit in the New Hampshire (Hillsborough County) Superior Court on December 8, 1995 against the Continental Insurance Company and Netherlands Insurance Company seeking a declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. Through November 1997, the Company reached settlements with certain of the defendants in those suits in an aggregate amount of $1.6 million and further payment to the Company of a portion of future Concord site remediation costs. The Company expects that such settlement amounts will reduce the amount that it will be permitted by the Commission to recover from its ratepayers.

The Company and Public Service Company of New Hampshire ("PSNH"), an electric utility company, conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which the costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES totaled $276,000 and has been recorded in deferred charges as of September 30, 1997. The report describes conditions at the site, including the presence of by-products of the manufactured gas process in site soils, groundwater and sediments in an adjacent water body. Based upon its review of the report, the NHDES has directed PSNH and the Company to prepare and submit a remedial action plan. The Company expects to incur further costs but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from the Laconia plant. Through November 1997, the Company reached a settlement with a defendant in that suit in the amount of $100,000.

The Company is pursuing and intends to pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. The Company intends to seek and expects to receive approval of rate recovery methods with respect to environmental matters after it has determined the extent of contamination, received recommendations with regard to remediation and commenced remediation efforts.

Transition Costs

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's pipeline supplier, Tennessee Gas Pipeline Company, began billing these costs to the Company on September 1, 1993 as a component of demand charges, $7.9 million has been billed through September 30, 1997. The Company has recorded additional transition costs of approximately $1.3 million that are expected to be billed over a period of 15 months. The Company is recovering transition costs through the CGA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
EnergyNorth Natural Gas, Inc.:

We have audited the accompanying balance sheets and statements of capitalization of EnergyNorth Natural Gas, Inc. (a New Hampshire corporation and wholly-owned subsidiary of EnergyNorth, Inc.) as of September 30, 1997 and 1996, and the related statements of income, retained earnings, common stockholder's equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnergyNorth Natural Gas, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule under part IV, Item 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 4, 1997

     (b)  Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)      EnergyNorth Natural Gas, Inc.

                         Operating      Operating   Net income
(In thousands)            revenues   income (loss)       (loss)   Cash dividends
--------------------------------------------------------------------------------
First Quarter
1997                       $25,360        $ 4,190      $ 3,408              $890
1996                        22,661          4,338        3,439               881
--------------------------------------------------------------------------------
Second Quarter
1997                        43,402          6,572        5,892               891
1996                        34,577          6,647        5,961               885
--------------------------------------------------------------------------------
Third Quarter
1997                        16,023           (804)      (1,513)              934
1996                        13,052         (1,043)      (1,624)              933
--------------------------------------------------------------------------------
Fourth Quarter
1997                         8,193         (1,047)      (1,802)              934
1996                         7,220         (1,742)      (2,349)              936
--------------------------------------------------------------------------------
Note: In the opinion of the Company, the quarterly financial data include all adjustments, consisting of normal recurring adjustments and reclassifications, necessary for a fair presentation of such information. Quarterly amounts vary significantly due to seasonal weather conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There were no such matters during the fiscal year ended September 30, 1997.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OMITTED

ITEM 11.  EXECUTIVE COMPENSATION

OMITTED

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

OMITTED

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMITTED
                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  List of documents filed as part of this Report

     (1)   Financial Statements

     The following financial statements are included herein under
     Part II, Item 8:
                                                                    Page No(s).
                                                                  in this Report
           Statements of Income for the years ended
             September 30, 1997, 1996 and 1995                           19
           Balance Sheets at September 30, 1997 and 1996                 20
           Statements of Capitalization at September 30, 1997 and 1996   21
           Statements of Retained Earnings for the years
             ended September 30, 1997, 1996 and 1995                     22
           Statements of Cash Flows for the years ended
             September 30, 1997, 1996 and 1995                           23
           Notes to Financial Statements                               24-33
           Report of Independent Public Accountants                      34
           Supplementary Financial Information                           35

     (2)   Financial Statement Schedules

     The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

           Schedule                                                  Page No. in
           Number              Description                           this Report

           II     Valuation and Qualifying Accounts for the three
                  years ended September 30, 1997                         38

           Report of Independent Public Accountants                      34

          Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits Required by Item 601 of Regulation S-K

          See Exhibit Index on pages 40 and 41.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

(c)  Exhibits - See Exhibit Index on pages 40 and 41.

(d)  Financial Statement Schedules

                                                      SCHEDULE II



                  ENERGYNORTH NATURAL GAS, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

  Reserves that are deducted in the balance sheets from assets to which they apply:

                                                    Additions
                                      ------------------------------------
                                      Balance at   Charged to   Charged to                  Balance
      Year ended                       beginning    costs and        other                   at end
   September 30,   Description         of period     expenses  accounts(1)   Deductions   of period
---------------------------------------------------------------------------------------------------
            1997   Allowance for
                    doubtful accounts     $1,176       $1,190         $136       $1,193      $1,309
            1996   Allowance for
                    doubtful accounts        907        1,130          138          999       1,176
            1995   Allowance for
                    doubtful accounts        992          990          167        1,242         907


  _____________________
  (1)  Represents recoveries on accounts previously written off

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENERGYNORTH NATURAL GAS, INC.

Date:   December 22, 1997           by: /s/  Robert  R. Giordano
                                        Robert R. Giordano
                                        President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 1997.


/s/ Robert R. Giordano                Director, President and Chief
Robert R. Giordano                    Executive Officer (principal
                                      executive officer)

/s/ Michelle L. Chicoine              Director, Senior Vice President,
Michelle L. Chicoine                  Treasurer and Chief Financial Officer
                                      (principal financial officer)

/s/ David A. Skrzysowski              Vice President & Controller
David A. Skrzysowski                  (principal accounting officer)

/s/ Edward T. Borer                   Director
Edward T. Borer

/s/ N. George Mattaini                Director
N. George Mattaini

/s/ Albert J. Hanlon                  Director
Albert J. Hanlon

/s/ Frank L. Childs                   Director
Frank L. Childs

                           EXHIBIT INDEX

     The exhibits listed below are filed herewith, or are incorporated herein by reference to other filings.

Exhibit
Number                      Description

    3.1  Articles of Incorporation of EnergyNorth Natural
         Gas, Inc. are incorporated by reference to Exhibit 3.1 to EnergyNorth Natural Gas, Inc.'s Registration
         Statement on Form S-1, No. 333-32949, dated August 6,
         1997.

    3.2 By-Laws of EnergyNorth Natural Gas, Inc., as amended, are incorporated by reference to Exhibit 3.2 to EnergyNorth
         Natural Gas, Inc.'s Amendment No. 2 to Registration Statement on Form S-1, No. 333-32949, dated September 17, 1997.

    4.1 Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, as amended and supplemented by a First Supplemental Indenture, dated as of October 1, 1988, and by a Second Supplemental Indenture, dated as of August 31, 1989, is incorporated by reference to Exhibit 4.1 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1989.

    4.2  Third Supplemental Indenture, dated as of
         September 1, 1990, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.2 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1990.

    4.3  Fourth Supplemental Indenture, dated as of
         January 10, 1992, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.3 of EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1992.

    4.4  Fifth Supplemental Indenture, dated as of
         February 1, 1995, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.4 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1996.

    4.5  Sixth Supplemental Indenture, dated as of
         September 15, 1997, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.5 to EnergyNorth Natural Gas, Inc.'s Amendment No. 1 to Registration Statement on Form S-1, No. 333-32949, dated September 10, 1997.

   10.1 Gas transportation agreement (FT-A), dated as of September 1, 1993, between Tennessee Gas Pipeline
         Company and EnergyNorth Natural Gas, Inc. is incorporated by reference to Exhibit 10.1 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1993.

   10.2  Gas transportation agreement (contract No.
         632), dated as of September 1, 1993, between Tennessee
         Gas Pipeline Company and EnergyNorth Natural Gas, Inc.
         is incorporated by reference to Exhibit 10.2 of EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1995.

   10.3  Tax Sharing Agreement, dated as of October 1,
         1988, is incorporated by reference to Exhibit 10.21 to EnergyNorth Natural Gas, Inc.'s Registration Statement on Form S-1, No. 333-32949, dated August 6, 1997.

   10.4  Cost Allocation Agreement, dated as of October
         1, 1996, is incorporated by reference to 10.22 to EnergyNorth Natural Gas, Inc.'s Amendment No. 2 to
         Registration Statement on Form S-1, No. 333-32949, dated
         September 17, 1997.

   27    Financial Data Schedule of the Registrant.