Form 10-Q
period 1997-12-31
ENERGYNORTH NATURAL GAS INC
filed 1998-01-23
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1997


                Commission File Number 333-32949


                  ENERGYNORTH NATURAL GAS, INC.
     (Exact name of registrant as specified in its charter)


     New Hampshire                                  02-0209312
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


       1260 Elm Street, P.O. Box 329, Manchester, NH 03105
      (Address and zip code of principal executive offices)


                          (603)625-4000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on January 23, 1998, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)


                                                     December 31,  September 30,
                                                    1997      1996          1997
                                                ------------------ -------------
Property:
    Utility plant, at cost                      $149,872  $138,068      $146,799
    Accumulated depreciation and amortization     48,956    45,651        47,811
                                                ------------------ -------------
        Net utility plant                        100,916    92,417        98,988
                                                ------------------ -------------

Current assets:
    Cash and temporary cash investments              126       507         2,753
    Accounts receivable (net of allowances of
      $1,280, $1,225 and $1,309, respectively)     9,813     8,130         2,997
    Unbilled revenues                              3,473     2,877           602
    Deferred gas costs                             1,433     8,024             -
    Inventories, at average cost:
      Materials and supplies                       1,510     1,473         1,650
      Supplemental gas supplies                    7,528     7,904         8,929
    Prepaid and deferred taxes                     1,409     1,125         1,180
    Recoverable FERC 636 transition costs          1,009     2,018         1,261
    Prepaid expenses and other                       826       826         1,088
                                                ------------------ -------------
        Total current assets                      27,127    32,884        20,460
                                                ------------------ -------------

Deferred charges:
    Regulatory asset - income taxes                2,401     2,401         2,401
    Recoverable environmental costs                5,044     6,273         6,546
    Other deferred charges                         1,902       565         1,948
                                                ------------------ -------------
        Total deferred charges                     9,347     9,239        10,895
                                                ------------------ -------------

Total assets                                    $137,390  $134,540      $130,343
                                                ================== =============

            See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)

                                                         December 31,   September 30,
                                                        1997      1996           1997
                                                    ------------------  -------------
Capitalization:
    Common stockholder's equity:
        Common stock - par value of $25 per
          share, 120,000 shares authorized;
          issued and outstanding                    $  3,000  $  3,000       $  3,000
        Amount in excess of par                       22,538    22,538         22,538
        Retained earnings                             21,046    18,337         18,155
                                                    ------------------  -------------
            Total common stockholder's equity         46,584    43,875         43,693
    Long-term debt                                    42,879    27,077         42,913
                                                    ------------------  -------------
Total capitalization                                  89,463    70,952         86,606
                                                    ------------------  -------------

Current liabilities:
    Notes payable to banks                             2,050    12,750              -
    Current portion of long-term debt                    478     1,651            484
    Current portion of capital lease obligations           -        15              -
    Inventory purchase obligation                      8,861     9,209          7,852
    Accounts payable                                   6,386     9,300          5,333
    Accounts payable to affiliates                       986     1,009          2,433
    Deferred gas costs                                     -         -          1,300
    Accrued interest                                   1,200     1,091            303
    Accrued and deferred taxes                         2,477     2,495             82
    Accrued FERC 636 transition costs                  1,009     2,018          1,261
    Customer deposits, environmental and other         1,896     2,835          1,950
                                                    ------------------  -------------
            Total current liabilities                 25,343    42,373         20,998
                                                    ------------------  -------------

Commitments and contingencies

Deferred credits:
    Deferred income taxes                             17,275    15,724         17,401
    Unamortized investment tax credits                 1,703     1,836          1,734
    Regulatory liability - income taxes                1,226     1,344          1,254
    Contributions in aid of construction and other     2,380     2,311          2,350
                                                    ------------------  -------------
            Total deferred credits                    22,584    21,215         22,739
                                                    ------------------  -------------

Total stockholder's equity and liabilities          $137,390  $134,540       $130,343
                                                    ==================  =============

            See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                        For the periods ended December 31
                                   (Unaudited)
                             (Thousands of dollars)


                                             Three Months         Twelve Months
                                           1997       1996       1997       1996
                                        ------------------    ------------------

Total operating revenues                $27,135    $25,360    $94,753    $80,209
                                        ------------------    ------------------

Operating expenses:
    Cost of gas sold                     13,154     12,424     55,363     42,015
    Operations and maintenance            4,884      4,641     18,640     18,524
    Depreciation and amortization         1,354      1,226      5,097      4,746
    Taxes other than income taxes         1,005        897      2,698      3,619
    Federal and state income taxes        2,226      1,982      3,722      3,251
                                        ------------------    ------------------
        Total operating expenses         22,623     21,170     85,520     72,155
                                        ------------------    ------------------

Operating income                          4,512      4,190      9,233      8,054

Other income                                423        216        999        770

Interest expense:
    Interest on long-term debt              914        666      2,905      2,714
    Other interest                          195        332        924        714
                                        ------------------    ------------------
        Total interest expense            1,109        998      3,829      3,428
                                        ------------------    ------------------

Net income                              $ 3,826    $ 3,408    $ 6,403    $ 5,396
                                        ==================    ==================


            See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                     For the three months ended December 31
                                   (Unaudited)
                             (Thousands of dollars)


                                                                    1997      1996
                                                                 -----------------
Cash flows from operating activities:
    Net income                                                   $ 3,826   $ 3,408
    Noncash items:
        Depreciation and amortization                              1,470     1,343
        Deferred taxes and investment tax credits, net              (185)       41

    Changes in:
        Accounts receivable, net                                  (6,816)   (6,299)
        Unbilled revenues                                         (2,871)   (2,295)
        Inventories                                                1,541       901
        Prepaid expenses and other                                   262       272
        Deferred gas costs                                        (2,733)   (4,240)
        Accounts payable                                           1,053     4,013
        Accounts payable to affiliates, net                       (1,447)      420
        Accrued liabilities                                          823       185
        Accrued/prepaid taxes                                      2,167     1,315
    Payments for environmental costs and other                     1,336      (233)
                                                                 -----------------
            Net cash used for operating activities                (1,574)   (1,169)
                                                                 -----------------

Cash flows from investing activities:
    Additions to property                                         (3,186)   (2,039)

Cash flows from financing activities:
    Issues of long-term debt                                           -        16
    Change in notes payable to banks                               2,050     3,215
    Increase in inventory purchase obligation                      2,271     1,963
    Change in customer deposits and other                             49      (232)
    Cash dividends on common stock                                  (935)     (890)
    Refunding requirements:
        Repayment of long-term debt                                  (40)      (36)
        Repayment of capital lease obligations                         -       (11)
        Repayment of inventory purchase obligation                (1,262)     (621)
                                                                 -----------------
            Net cash provided by financing activities              2,133     3,404
                                                                 -----------------

Net (decrease) increase in cash and temporary cash investments    (2,627)      196
Cash and temporary cash investments, beginning of period           2,753       311
                                                                 -----------------
Cash and temporary cash investments, end of period               $   126   $   507
                                                                 =================


            See accompanying notes to condensed financial statements.

                  ENERGYNORTH NATURAL GAS, INC.
             Notes to Condensed Financial Statements
                        December 31, 1997
                           (Unaudited)

EnergyNorth Natural Gas, Inc. (the "Company") is a wholly-owned subsidiary of EnergyNorth, Inc., operating in southern and central New Hampshire. Its principal business is the purchase, transportation and sale of natural gas for residential,
commercial and industrial use in New Hampshire.   The Company's
rates charged to customers are regulated by the State of New Hampshire Public Utilities Commission (the "Commission"). The Commission is required by New Hampshire law to allow the Company to charge rates that are just and reasonable, such that the Company is compensated for the cost of providing service and allowed a reasonable rate of return on its investment.

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1997 and 1996 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1997 and 1996. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 1997.

The business of the Company is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating is directly related to the ambient air temperature.
Consequently, more gas is sold and transported during the winter months than is sold and transported during the summer months. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                       1997        1996
-----------------------------------------------------------------------
Cash paid (received) during the period for:
    Interest (net of amount capitalized)             $ (47)        $283
    Income taxes                                      (186)           -

In preparing the accompanying condensed statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 8 in the Company's Form 10-K for the year ended
September 30, 1997.

                  ENERGYNORTH NATURAL GAS, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                        December 31, 1997

Results of Operations

Net income for the three months ended December 31, 1997 was $3,826,000 compared to $3,408,000 in 1996. For the twelve months ended December 31, 1997, net income was $6,403,000 compared to $5,396,000 in the prior period. Included in the results of the current twelve month period was a one-time, after-tax credit of $649,000, which was a result of a property tax settlement.

Temperatures for the three-month and twelve-month periods ended December 31, 1997 were slightly warmer than normal and nearly the same as the prior comparable periods. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.

             Actual     Actual               Change vs.    Change vs.
            12-31-97   12-31-96   Normal  Previous Period    Normal
            --------   --------   ------  ---------------  ----------

3 months     2,558      2,553     2,603        .2%           (1.7)%
12 months    7,378      7,422     7,515       (.6)%          (1.8)%


Quarterly Comparison

Total operating revenues increased $1.8 million, or 7%, for the quarter ended December 31, 1997. Included in the increase were higher purchased gas costs of $1.2 million that were passed through the cost of gas adjustment ("CGA") to firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Although temperatures were nearly the same as the prior period, a 2.6% growth in the average number of customers resulted in a 10.5% increase in firm sendout, including firm transportation. Margin earned from operations during the quarter was $1 million, or 8%, higher than the prior period.

Increases in wage rates and bad debt expense were the primary reasons that operations and maintenance expenses increased from the prior comparable period. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. Taxes other than income taxes increased approximately 12% primarily as a result of higher property tax assessments and rates. Total interest expense increased approximately 11% due mostly to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.

Twelve-Month Comparison

Total operating revenues increased $14.5 million, or 18.1%, for the twelve months ended December 31, 1997. Significantly higher revenues were due primarily to $14.5 million of higher gas costs being passed through the CGA. Although the weather was virtually the same as the prior period, the 2.3% growth in the average number of customers resulted in an increase in firm sendout, including firm transportation, of more than 4%. Margin earned from operations was 3.1% higher than the prior twelve-month period.

While maintenance costs and wage rates have increased, reductions in the work force and overtime requirements were the primary reasons that operations and maintenance expenses remained virtually unchanged from the prior comparable period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased 25% as a result of a property tax settlement.

Interest income resulting from federal income tax settlement refunds was the principal reason for the increase in other income.

Total interest expense increased almost 12% during the twelve-month period due to the $22 million of 7.4% First Mortgage Bonds issued in September 1997 and an increase in interest to be collected from customers on the average deferred gas cost undercollected balance.

Capital Resources and Liquidity

The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of the existing plant and to serve additional customers. For the three months ended December 31, 1997, capital expenditures totaled approximately $3.2 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

The undercollected deferred gas costs balance at December 31, 1997 is due mostly to the timing of the recovery of increased utility purchased gas costs. The undercollected amounts are expected to be recovered from firm gas customers during the winter period through the CGA.

Capital expenditures, undercollected deferred gas costs and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1997, the Company had unsecured bank lines of credit of $15 million, $2.1 million of which was outstanding.

Construction expenditures for fiscal 1998 are expected to total approximately $11.1 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Federal Energy Regulatory Commission Order 636

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's pipeline supplier, Tennessee Gas Pipeline Company, began billing these costs on September 1, 1993 as a component of demand charges, $8.1 million has been billed through December 31, 1997. The Company has recorded additional transition costs of approximately $1 million that are expected to be billed over a period of 12 months. The Company is recovering transition costs through the CGA.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. There has been no significant change in the information disclosed in the Company's September 30, 1997 Form 10-K.

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1997.

No further material legal proceedings or material developments occurred in the quarter ended December 31, 1997.

Item 2.  Changes in Securities and Use of Proceeds

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

               (v) Expenses incurred in connection with the issuance and distribution of the securities from the effective date of the Registration Statement through December 31, 1997 were:

                          Underwriting discount                           $   880,000
                          Other expenses                                      184,610
                                                                          -----------
                                                               Total      $ 1,064,610

               (vi) Amount of net offering proceeds from the effective date of the Registration Statement through December 31, 1997, representing 100% of the net proceeds, were used for:

                          Construction of plant, building and facilities  $         -
                          Purchase of real estate                                   -
                          Acquisition of other business                             -
                          Working capital                                   5,458,919
                          Temporary investments                                     -
                          Redemption of bonds                               6,436,081
                          Repayment of short-term debt                      9,225,000
                                                                          -----------
                                                               Total      $21,120,000

                     None of such amounts were paid to directors, officers, 10% holders, or affiliates.

               (vii) n/a

Items 3-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27  - Financial Data Schedule
           (Submitted only in electronic format to the Securities and Exchange Commission)

(b)  Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                  ENERGYNORTH NATURAL GAS, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        EnergyNorth Natural Gas, Inc.
                                                 (Registrant)




Date:  January 23, 1998                     /s/  DAVID A. SKRZYSOWSKI
                                       David A. Skrzysowski, duly authorized
                                           Vice President & Controller
                                          (Principal Accounting Officer)




















                  ENERGYNORTH NATURAL GAS, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EnergyNorth Natural Gas, Inc.
                                            (Registrant)




Date:  January 23, 1998        _____________________________________
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)