Form 10-Q
period 1998-03-31
ENERGYNORTH NATURAL GAS INC
filed 1998-04-29
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 1998


                 Commission File Number 1-11441


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


                         (603) 625-4000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on April 29, 1998, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)

                                                          March 31,     September 30,
                                                      1998        1997           1997
                                                  --------------------  -------------
Property:
    Utility plant, at cost                        $151,551    $139,963       $146,799
    Accumulated depreciation and amortization       50,084      46,700         47,811
                                                  --------------------  -------------
        Net utility plant                          101,467      93,263         98,988
                                                  --------------------  -------------

Current assets:
    Cash and temporary cash investments              5,905         676          2,753
    Accounts receivable (net of allowances of
      $1,186, $1,282 and $1,309 respectively)       12,164      14,700          2,997
    Unbilled revenues                                1,454       1,638            602
    Deferred gas costs                                   -       1,228              -
    Inventories, at average cost:
      Materials and supplies                         1,639       1,542          1,650
      Supplemental gas supplies                      4,401       3,543          8,929
    Prepaid and deferred taxes                       1,138         660          1,180
    Recoverable FERC 636 transition costs              757       1,305          1,261
    Prepaid expenses and other                         595         601          1,088
                                                  --------------------  -------------
        Total current assets                        28,053      25,893         20,460
                                                  --------------------  -------------

Deferred charges:
    Regulatory asset - income taxes                  2,401       2,401          2,401
    Recoverable environmental costs                  5,003       6,140          6,546
    Other deferred charges                           1,922         317          1,948
                                                  --------------------  -------------
        Total deferred charges                       9,326       8,858         10,895
                                                  --------------------  -------------

Total assets                                      $138,846    $128,014       $130,343
                                                  ====================  =============

            See accompanying notes to condensed financial statements.


                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1997 data)
     (Thousands of dollars except for per share amount and shares outstanding)

                                                             March 31,     September 30,
                                                          1998       1997           1997
                                                      -------------------  -------------
Capitalization:
    Common stockholder's equity:
        Common stock - par value of $25 per
          share 120,000 shares authorized;
          issued and outstanding                      $  3,000   $  3,000       $  3,000
        Amount in excess of par                         22,538     22,538         22,538
        Retained earnings                               25,374     23,338         18,155
                                                      -------------------  -------------
            Total common stockholder's equity           50,912     48,876         43,693
    Long-term debt                                      42,488     26,785         42,913
                                                      -------------------  -------------
Total capitalization                                    93,400     75,661         86,606
                                                      -------------------  -------------

Current liabilities:
    Notes payable to banks                                   -      9,500              -
    Current portion of long-term debt                      473      1,658            484
    Current portion of capital lease obligations             -          4              -
    Inventory purchase obligation                        5,311      4,930          7,852
    Accounts payable                                     6,840      6,532          5,333
    Accounts payable to affiliates                         983        600          2,433
    Deferred gas costs                                   1,908          -          1,300
    Accrued interest                                       252        385            303
    Accrued  and deferred taxes                          4,202      3,873             82
    Accrued FERC 636 transition costs                      757      1,305          1,261
    Customer deposits, environmental and other           2,246      2,136          1,950
                                                      -------------------  -------------
            Total current liabilities                   22,972     30,923         20,998
                                                      -------------------  -------------

Commitments and contingencies

Deferred credits:
    Deferred income taxes                               17,215     16,018         17,401
    Unamortized investment tax credits                   1,672      1,802          1,734
    Regulatory liability - income taxes                  1,197      1,314          1,254
    Contributions in aid of construction and other       2,390      2,296          2,350
                                                      -------------------  -------------
            Total deferred credits                      22,474     21,430         22,739
                                                      -------------------  -------------

Total stockholder's equity and liabilities            $138,846   $128,014       $130,343
                                                      ===================  =============

            See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                         For the periods ended March 31
                                   (Unaudited)
                             (Thousands of dollars)

                                         Three Months         Six Months        Twelve Months
                                         1998     1997       1998     1997       1998     1997
                                      ----------------    ----------------    ----------------

Total operating revenues              $37,479  $43,401    $64,614  $68,761    $88,830  $89,033
                                      ----------------    ----------------    ----------------

Operating expenses:
    Cost of gas sold                   21,484   26,561     34,638   38,985     50,285   51,226
    Operations and maintenance          4,432    4,612      9,316    9,253     18,460   18,184
    Depreciation and amortization       1,440    1,319      2,794    2,545      5,217    4,775
    Taxes other than income taxes         942      902      1,947    1,799      2,738    3,583
    Federal and state income taxes      3,068    3,433      5,294    5,415      3,356    3,287
                                      ----------------    ----------------    ----------------
        Total operating expenses       31,366   36,827     53,989   57,997     80,056   81,055
                                      ----------------    ----------------    ----------------

Operating income                        6,113    6,574     10,625   10,764      8,774    7,978
                                      ----------------    ----------------    ----------------

Other income                              244      203        667      419      1,040      775

Interest expense:
    Interest on long-term debt            906      659      1,820    1,325      3,152    2,684
    Other interest                        187      226        382      558        888      742
                                      ----------------    ----------------    ----------------
        Total interest expense          1,093      885      2,202    1,883      4,040    3,426
                                      ----------------    ----------------    ----------------

Net income                            $ 5,264  $ 5,892    $ 9,090  $ 9,300    $ 5,774  $ 5,327
                                      ================    ================    ================



            See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                        For the six months ended March 31
                                   (Unaudited)
                             (Thousands of dollars)

                                                               1998        1997
                                                            --------   ---------
Cash flows from operating activities:
    Net income                                              $ 9,090    $  9,300
    Noncash items:
        Depreciation and amortization                         3,025       2,775
        Deferred taxes and investment tax credits, net         (305)        271

    Changes in:
        Accounts receivable, net                             (9,167)    (12,869)
        Unbilled revenues                                      (852)     (1,056)
        Inventories                                           4,539       5,193
        Prepaid expenses and other                              493         497
        Deferred gas costs                                      608       2,555
        Accounts payable                                      1,507       1,245
        Accounts payable to affiliates                       (1,450)         11
        Accrued liabilities                                    (258)       (655)
        Accrued/prepaid taxes                                 4,162       3,158
    Payments for environmental costs and other                1,604        (628)
                                                            --------   ---------
            Net cash provided by operating activities        12,996       9,797
                                                            --------   ---------

Cash flows from investing activities:
    Additions to property                                    (5,039)     (4,057)

Cash flows from financing activities:
    Issues of long-term debt                                      -          97
    Change in notes payable to banks                              -         (35)
    Increase in inventory purchase obligation                 2,602       2,604
    Change in customer deposits and other                        42        (296)
    Cash dividends on common stock                           (1,870)     (1,781)
    Refunding requirements:
        Repayment of long-term debt                            (436)       (402)
        Repayment of capital lease obligations                    -         (21)
        Repayment of inventory purchase obligation           (5,143)     (5,541)
                                                            --------   ---------
            Net cash used for financing activities           (4,805)     (5,375)
                                                            --------   ---------

Net increase in cash and temporary cash investments           3,152         365
Cash and temporary cash investments, beginning of period      2,753         311
                                                            --------   ---------
Cash and temporary cash investments, end of period          $ 5,905    $    676
                                                            ========   =========

            See accompanying notes to condensed financial statements.

                  ENERGYNORTH NATURAL GAS, INC.
             Notes to Condensed Financial Statements
                         March 31, 1998
                           (Unaudited)

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

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.
Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures, when read in conjunction with the condensed financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 1997, are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and 1997 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended
March 31, 1998 and 1997. All accounting policies and practices have been applied in a manner consistent with prior periods.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):

                                                   1998       1997
------------------------------------------------------------------
Cash paid during the period for:
    Interest (net of amount capitalized)         $1,936     $2,019
    Income taxes                                  1,824      2,252


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


                  ENERGYNORTH NATURAL GAS, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                         March 31, 1998

Results of Operations

Net income for the three months ended March 31, 1998 was $5,264,000 compared to $5,892,000 in 1997. For the six months ended March 31, 1998, net income decreased to $9,090,000 from $9,300,000 in 1997. Net income for the twelve months ended March
31, 1998 increased to $4,040,000 compared to $3,426,000 in the prior period. Included in the current twelve-month period results was a one-time, after-tax credit of $649,000 which was the result of a property tax settlement.

Temperatures for the current three, six and twelve-month periods were significantly warmer than the prior comparable periods and had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

             Actual     Actual              Change vs.     Change vs.
            03-31-98   03-31-97   Normal  Previous Period    Normal
            --------   --------   ------  ---------------  ----------

3 months     2,981      3,440     3,602      (13.3)%        (17.2)%
6 months     5,539      5,993     6,205       (7.6)%        (10.7)%
12 months    6,919      7,228     7,500       (4.3)%         (7.7)%


Quarterly Comparison

Total operating revenues decreased $5.9 million, or 13.6%, for the quarter ended March 31, 1998. Although the average number of customers increased 2.4% for the quarter, the weather was 13.3% warmer and firm sendout, including transportation, decreased
5.3%. Also contributing to the decrease in revenues were lower purchased gas costs of $1.2 million that were passed through the cost of gas adjustment ("CGA") to firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs.
Margin decreased 5% for the quarter.

Operations and maintenance expenses for the three months ended
March 31, 1998 decreased $180,000. Maintenance expenses were lower than the prior period, since repair work associated with cold temperatures was kept to a minimum. In addition, bad debt expense was approximately $70,000 lower than the prior period.
The 9.2% increase in depreciation and amortization expenses was the result of capital additions. Total interest expense increased $208,000, or 23.5%, due mostly to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.


Six-Month Comparison

Total operating revenues decreased $4.2 million, or 6%, for the six months ended March 31, 1998. The decrease included lower purchased gas costs of $2.9 million that were passed through the CGA to firm customers. In addition, revenues decreased as customers switched from sales gas to transportation sales. The average number of customers increased 2.5% and firm sendout increased 1.2%, despite the warmer weather. Margin increased only slightly for the six months.

Operations and maintenance expenses were essentially unchanged from the prior period, as wage rates were offset by less overtime and reduced maintenance costs. Continued capital additions to the distribution system was the primary reason for the 9.8% increase in depreciation and amortization expense. The increase in other income was due mostly to interest on refunds received from federal income tax settlements. The primary reason for the 16.9% increase in total interest expense was the September 1997 new debt issuance.

Twelve-Month Comparison

Although the average number of customers increased 2.4% and firm sendout increased nearly 3.2%, total operating revenues decreased slightly to $88.8 million from $89 million in the prior period.
Included in the current period revenues were lower gas costs of $600,000 that were passed through the CGA. In addition, revenues resulting from the increase in firm sendout were offset by customers switching from sales gas to transportation sales. Total margin from operations increased 2%.

Increases in wage rates and bad debt expense were the primary reasons for the 1.5% increase in operations and maintenance expenses for the twelve-month period. Higher depreciation and amortization charges were the direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased as a result of favorable property tax settlements. The increase in other income included interest on refunds received from federal income tax settlements.

Capital Resources and Liquidity

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. The net accounts receivable balance at March 31, 1998 is $12.2 million and reflects lower revenues resulting from the warmer temperatures and from lower purchased gas costs being passed through the CGA. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. The overcollected deferred gas cost amounts at March 31, 1998 will be returned to customers through the CGA mechanism in future periods.


The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the six months ended March 31, 1998, capital expenditures totaled more than $5 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 1998, the Company had unsecured bank lines of credit of $15 million, none of which was outstanding.

Construction expenditures for fiscal 1998 are expected to total approximately $11.1 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Federal Energy Regulatory Commission Order 636

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's pipeline supplier, Tennessee Gas Pipeline Company, began billing these costs on September 1, 1993 as a component of demand charges, $8.4 million has been billed through March 31, 1998. The Company has recorded additional transition costs of approximately $757,000 that are expected to be billed over a period of nine months. The Company is recovering transition costs through the CGA.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities.

The estimated cost of remedial action required by the New Hampshire
Department of Environmental Services for a portion of a former gas manufacturing site in Concord, New Hampshire ranges from $2 million to $3.3 million. The Company has recorded $2 million at March 31, 1998 in deferred charges. In a proceeding before the Commission, the Company and the Commission Staff have reached an agreement that provides for recovery from ratepayers, over a seven-year period, of substantially all costs of investigation, remediation and recovery efforts through March 31, 1998. The recovery amount is net of recoveries from third parties and does not include recovery of carrying costs. The agreement is subject to approval by the Commission.

Through March 31, 1998, the Company had reached settlements with certain of the defendants in suits brought by the Company against numerous parties to recover the costs of investigation and remediation of the Concord site, in an aggregate amount of $2.1 million and further payment to the Company of a portion of future Concord site remediation costs.



In suits brought by the Company against numerous insurers seeking recovery of investigation and remediation expenses in connection with a former manufactured gas plant in Laconia, New Hampshire, the Company had reached settlements with defendants in an aggregate amount of $150,000, through March 31, 1998.

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1997.

The Company reached settlements totalling $550,000 in suits for recovery of investigation and remediation at former manufactured gas plant sites, described in Part I, Management's Discussion and Analysis of Financial
Condition and Results of Operations. No further material legal proceedings or material developments occurred in the quarter.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27   - Financial Data Schedule
                 (Submitted only in electronic format to the
                 Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.



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




                                   EnergyNorth Natural Gas, Inc.
                                            (Registrant)




Date:     April 29, 1998            /s/  DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)




















