Form 10-Q
period 1998-06-30
ENERGYNORTH NATURAL GAS INC
filed 1998-07-24
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on July 24, 1998, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)


                                                      June 30,     September 30,
                                                    1998      1997          1997
                                                ------------------ -------------
Property:
    Utility plant, at cost                      $154,886  $143,711      $146,799
    Accumulated depreciation and amortization     50,815    47,686        47,811
                                                ------------------ -------------
        Net utility plant                        104,071    96,025        98,988
                                                ------------------ -------------

Current assets:
    Cash and temporary cash investments            6,228       459         2,753
    Accounts receivable (net of allowances of
      $1,164, $1,333 and $1,309, respectively)     5,105     6,047         2,997
    Unbilled revenues                                595       593           602
    Inventories, at average cost:
      Materials and supplies                       1,573     1,523         1,650
      Supplemental gas supplies                    6,776     5,335         8,929
    Prepaid and deferred taxes                     1,838     1,412         1,180
    Recoverable FERC 636 transition costs            505     1,514         1,261
    Prepaid expenses and other                       349       413         1,088
                                                ------------------ -------------
        Total current assets                      22,969    17,296        20,460
                                                ------------------ -------------

Deferred charges:
    Regulatory asset - income taxes                2,401     2,402         2,401
    Recoverable environmental costs                5,464     6,268         6,546
    Other deferred charges                         1,810        93         1,948
                                                ------------------ -------------
        Total deferred charges                     9,675     8,763        10,895
                                                ------------------ -------------

Total assets                                    $136,715  $122,084      $130,343
                                                ================== =============

           See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1997 data)
    (Thousands of dollars except for per share amount and shares outstanding)

                                                           June 30,      September 30,
                                                        1998       1997           1997
                                                    -------------------  -------------
Capitalization:
    Common stockholder's equity:
        Common stock - par value of $25 per
          share, 120,000 shares authorized;
          issued and outstanding                    $  3,000   $  3,000       $  3,000
        Amount in excess of par                       22,538     22,538         22,538
        Retained earnings                             22,704     20,891         18,155
                                                    -------------------  -------------
            Total common stockholder's equity         48,242     46,429         43,693
    Long-term debt                                    42,454     26,789         42,913
                                                    -------------------  -------------
Total capitalization                                  90,696     73,218         86,606
                                                    -------------------  -------------

Current liabilities:
    Notes payable to banks                                55      5,500              -
    Current portion of long-term debt                    463      1,663            484
    Inventory purchase obligation                      5,919      4,101          7,852
    Accounts payable                                   6,300      5,615          5,333
    Accounts payable to affiliates                       861        763          2,433
    Deferred gas costs                                 3,959      2,476          1,300
    Accrued interest                                   1,153      1,055            303
    Accrued  and deferred taxes                        2,156      2,596             82
    Accrued FERC 636 transition costs                    505      1,514          1,261
    Customer deposits, environmental and other         1,712      1,933          1,950
                                                    -------------------  -------------
            Total current liabilities                 23,083     27,216         20,998
                                                    -------------------  -------------

Commitments and contingencies

Deferred credits:
    Deferred income taxes                             17,734     16,272         17,401
    Unamortized investment tax credits                 1,641      1,768          1,734
    Regulatory liability - income taxes                1,169      1,284          1,254
    Contributions in aid of construction and other     2,393      2,326          2,350
                                                    -------------------  -------------
            Total deferred credits                    22,937     21,650         22,739
                                                    -------------------  -------------

Total stockholder's equity and liabilities          $136,716   $122,084       $130,343
                                                    ===================  =============

               See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                          For the periods ended June 30
                                   (Unaudited)
                             (Thousands of dollars)


                                        Three Months           Nine Months       Twelve Months
                                        1998       1997       1998      1997      1998      1997
                                     -------------------   -----------------   -----------------

Total operating revenues             $13,106    $16,023    $77,720   $84,784   $85,913   $92,004
                                     ------------------    -----------------   -----------------

Operating expenses:
    Cost of gas sold                   8,288     11,074     42,926    50,059    47,498    53,879
    Operations and maintenance         4,321      4,485     13,637    13,738    18,296    18,140
    Depreciation and amortization      1,329      1,240      4,123     3,785     5,307     4,864
    Taxes other than income taxes        972        924      2,919     2,723     2,786     3,574
    Federal and state income taxes      (988)      (895)     4,306     4,520     3,264     3,330
                                     ------------------    -----------------    ----------------
        Total operating expenses      13,922     16,828     67,911    74,825    77,151    83,787
                                     ------------------    -----------------    ----------------

Operating income (loss)                 (816)      (805)     9,809     9,959     8,762     8,217
                                     ------------------    -----------------    ----------------

Other income                             230        148        897       567     1,123       760

Interest expense:
    Interest on long-term debt           904        661      2,724     1,986     3,396     2,653
    Other interest                       182        196        564       754       873       887
                                     ------------------    -----------------   -----------------
        Total interest expense         1,086        857      3,288     2,740     4,269     3,540
                                     ------------------    -----------------   -----------------

 Net income (loss)                   $(1,672)   $(1,514)   $ 7,418   $ 7,786   $ 5,616   $ 5,437
                                     ==================    =================   =================

                   See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                        For the nine months ended June 30
                                   (Unaudited)
                             (Thousands of dollars)

                                                              1998         1997
                                                           -------     --------
Cash flows from operating activities:
    Net income                                             $ 7,418     $  7,786
    Noncash items:
        Depreciation and amortization                        4,468        3,968
        Deferred taxes and investment tax credits, net         155          461

    Changes in:
        Accounts receivable, net                            (2,108)      (4,216)
        Unbilled revenues                                        7          (11)
        Inventories                                          2,230        3,420
        Prepaid expenses and other                             739          685
        Deferred gas costs                                   2,659        6,259
        Accounts payable                                       967          328
        Accounts payable to affiliates                      (1,572)         174
        Accrued liabilities                                    571          (11)
        Accrued/prepaid taxes                                1,416        1,129
    Payments for environmental costs and other                 596         (546)
                                                           -------      -------
            Net cash provided by operating activities       17,546       19,426
                                                           -------      -------

Cash flows from investing activities:
    Additions to property                                   (8,875)      (8,117)

Cash flows from financing activities:
    Issues of long-term debt                                     -          144
    Change in notes payable to banks                            55       (4,035)
    Increase in inventory purchase obligation                5,144        4,239
    Change in customer deposits and other                       32         (360)
    Cash dividends on common stock                          (2,870)      (2,679)
    Refunding requirements:
        Repayment of long-term debt                           (480)        (440)
        Repayment of capital lease obligations                   -          (25)
        Repayment of inventory purchase obligation          (7,077)      (8,005)
                                                           -------     --------
            Net cash used for financing activities          (5,196)     (11,161)
                                                           -------     --------

Net increase in cash and temporary cash investments          3,475          148
Cash and temporary cash investments, beginning of period     2,753          311
                                                           -------     --------
Cash and temporary cash investments, end of period         $ 6,228     $    459
                                                           =======     ========

           See accompanying notes to condensed financial statements.

               ENERGYNORTH NATURAL GAS, INC.
         Notes to Condensed Financial Statements
                     June 30, 1998
                      (Unaudited)

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

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures, when read in conjunction with the condensed financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 1997, are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and 1997, and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 1998 and 1997. All accounting policies and practices have been applied in a manner consistent with prior periods.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   1998      1997
-----------------------------------------------------------------
Cash paid during the period for:
    Interest (net of amount capitalized)         $2,027    $2,189
    Income taxes                                  2,560     2,076


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

              ENERGYNORTH NATURAL GAS, INC.
   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations
                     June 30, 1998

Results of Operations

Net loss for the three months ended June 30, 1998, was $(1,672,000) compared to $(1,514,000) in 1997. Net income decreased to $7,418,000 for the nine months ended June 30, 1998, from $7,786,000 in 1997. For the twelve months ended June 30, 1998, net income was $5,616,000 compared to $5,437,000 in the prior period. Included in the current twelve-month period results was a one-time, after-tax credit of $649,000 which was the result of a property tax settlement.

Temperatures for the current three, nine and twelve-month periods were significantly warmer than the prior comparable periods and had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

             Actual    Actual              Change vs.    Change vs.
            6-30-98   6-30-97   Normal  Previous Period    Normal
            -------   -------   ------  ---------------  ----------
 3 months      826     1,166     1,020      (29.2)%        (19.0)%
 9 months    6,365     7,159     7,225      (11.1)%        (11.9)%
12 months    6,579     7,434     7,500      (11.5)%        (12.3)%

Quarterly Comparison

Total operating revenues decreased $2.9 million, or 18.2%, for the quarter ended June 30, 1998. Although the average number of customers increased 2.5% for the quarter, the weather was 29.2% warmer and firm sendout, including transportation, decreased
9.3%. Although less sendout was the primary reason for the decrease in revenue, lower purchased gas costs of $276,000 passed through the cost of gas adjustment ("CGA") to firm customers also contributed to the revenue decrease. Changes in the CGA rates affect operating revenues; however, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin decreased 2.6% for the quarter.

Operations and maintenance expenses for the three months ended June 30, 1998, decreased $164,000 due primarily to a reduction in the work force and lower bad debt expense. The 7.2% increase in depreciation and amortization expenses was the result of capital additions. Other income increased more than 55% as a result of interest earned on the temporary investment of surplus cash. Total interest expense increased $229,000, or 26.7%, due mostly to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.

Nine-Month Comparison

Total operating revenues decreased $7.1 million, or 8.3%, for the nine months ended June 30, 1998. The decrease resulted in part from lower purchased gas costs of $3.2 million that were passed through the CGA to firm customers. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. Although the average number of customers increased 2.5%, firm sendout, including transportation, decreased almost 1%, due to the warmer weather. Margin increased only slightly for the nine months.

Operations and maintenance expenses were essentially unchanged from the prior period, as increases in wage rates were offset by less overtime and reduced maintenance costs. Continued capital additions to the distribution system were the primary reason for the 8.9% increase in depreciation and amortization expenses. The increase in other income was due mostly to interest on refunds received from federal income tax settlements and to interest earned on temporary investments. The primary reason for the 20% increase in total interest expense was the September 1997 debt issuance.

Twelve-Month Comparison

Although the average number of customers increased 2.5%, 11.5% warmer temperatures resulted in firm sendout, including transportation, that was nearly the same as the prior period.
Total operating revenues decreased to $85.9 million from $92 million in the prior period. Included in the current period revenues were lower gas costs of $2.6 million that were passed through the CGA. In addition, revenues decreased as customers switched from sales gas service to transportation gas service.
Total margin was virtually unchanged from the corresponding prior period.

Lower maintenance expenses due to the warmer weather partially offset wage increases and resulted in operations and maintenance expenses that were only slightly higher than the prior twelve-month period. Higher depreciation and amortization charges were the direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased as a result of favorable property tax settlements. The increase in other income included interest on refunds received from federal income tax settlements and interest earned on temporary investments. The September 1997 debt issuance was the primary reason for the increase in total interest expense.

Capital Resources and Liquidity

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. The overcollected deferred gas cost amounts at June 30, 1998, will be returned to customers during subsequent winter and summer periods through the CGA mechanism.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the nine months ended June 30, 1998, capital expenditures totaled approximately $8.9 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 1998, the Company had unsecured bank lines of credit of $15 million, $55,000 of which was outstanding.

Construction expenditures for fiscal 1998 are expected to total approximately $11.1 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Federal Energy Regulatory Commission Order 636

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier, Tennessee Gas Pipeline Company began billing these costs on September 1, 1993, as a component of demand charges, $8.6 million has been billed through June 30, 1998. The Company has recorded additional transition costs of approximately $505,000 that are expected to be billed over a period of six months. The Company is recovering transition costs through the CGA.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities.

The estimated cost of remedial action required by the New
Hampshire Department of Environmental Services and for other environmental actions ranges from $1.6 million to $3.5 million.
The Company has recorded $1.6 million at June 30, 1998, in deferred charges. In a proceeding before the Commission, the Company received an order that provides for recovery from ratepayers, over a seven-year period, of substantially all costs of investigation, remediation and recovery efforts for a portion of a former gas manufacturing site in Concord, New Hampshire. The recovery amount is net of recoveries from third parties and does not include carrying costs.

Through June 30, 1998, the Company had reached settlements with certain of the defendants in suits brought by the Company against numerous parties to recover the costs of investigation and remediation of the Concord site in an aggregate amount of $2.1 million and further payment to the Company of a portion of future Concord site remediation costs.

In suits brought by the Company against numerous insurers seeking recovery of investigation and remediation expenses in connection with a former manufactured gas plant in Laconia, New Hampshire, the Company had reached settlements with defendants in an aggregate amount of $240,000, through June 30, 1998.

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are, uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1997.

The Company reached settlements totaling $90,000 during the quarter ended June 30, 1998, in suits for recovery of investigation and remediation at former manufactured gas plant sites, described in Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations. No further material legal proceedings or material developments occurred in the quarter.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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




                                   EnergyNorth Natural Gas, Inc.
                                            (Registrant)




Date:  July 24, 1998                /s/  DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)