Form 10-Q
period 1998-12-31
ENERGYNORTH NATURAL GAS INC
filed 1999-01-29
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1998


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


                          603-625-4000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on January 29, 1999, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               ENERGYNORTH NATURAL GAS, INC.
                                 Condensed Balance Sheets
                                          Assets
                      (Unaudited, except for September 30, 1998 data)
                                      (In thousands)


                                                               December 31,       September 30,
                                                                1998      1997             1998
                                                            ------------------    -------------
Property:
  Utility plant, at cost                                    $161,394  $149,872         $158,564
  Accumulated depreciation and amortization                   52,759    48,956           51,309
                                                            ------------------    -------------
      Net utility plant                                      108,635   100,916          107,255
                                                            ------------------    -------------

Current assets:
  Cash and temporary cash investments                          1,941       126            1,756
  Accounts receivable (net of allowances of $1,248, $1,280     5,375     9,813            1,828
    and $1,088, respectively)
  Unbilled revenues                                            3,522     3,473              516
  Deferred gas costs                                              29     1,433                -
  Materials and supplies                                       1,510     1,510            1,411
  Supplemental gas supplies                                    8,824     7,528            9,479
  Prepaid and deferred taxes                                   2,282     1,409            1,766
  Recoverable FERC 636 transition costs                            -     1,009              252
  Prepaid expenses and other                                     732       826            2,028
                                                            ------------------    -------------
      Total current assets                                    24,215    27,127           19,036
                                                            ------------------    -------------

Deferred charges and other assets:
  Regulatory asset - income taxes                              2,401     2,401            2,401
  Recoverable environmental costs                              6,596     5,044            6,113
  Other deferred charges and assets                            2,107     1,902            1,970
                                                            ------------------    -------------
      Total deferred charges and other assets                 11,104     9,347           10,484
                                                            ------------------    -------------
Total assets                                                $143,954  $137,390         $136,775
                                                            ==================    =============

                 See accompanying notes to condensed finanical statements.


                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1998 data)
                     (In thousands, except share information)


                                                       December 31,     September 30,
                                                        1998      1997           1998
                                                    ------------------  -------------

Capitalization:
  Common stockholder's equity:
      Common stock - par value of $25 per
        share; 120,000 shares authorized,
        issued and outstanding                      $  3,000  $  3,000       $  3,000
      Amount in excess of par                         22,538    22,538         22,538
      Retained earnings                               21,323    21,046         19,265
                                                    ------------------  -------------
          Total common stockholder's equity           46,861    46,584         44,803
  Long-term debt                                      42,411    42,879         42,432
                                                    ------------------  -------------
Total capitalization                                  89,272    89,463         87,235
                                                    ------------------  -------------

Current liabilities:
  Notes payable to banks                               7,942     2,050          1,891
  Current portion of long-term debt                      436       478            450
  Inventory purchase obligation                        9,928     8,861          8,712
  Accounts payable                                     5,622     6,386          4,670
  Accounts payable to affiliates                       1,364       986          2,145
  Deferred gas costs                                       -         -          3,841
  Accrued interest                                     1,156     1,200            257
  Accrued and deferred taxes                           2,104     2,477            524
  Accrued FERC 636 transition costs                        -     1,009            252
  Accrued environmental remediation costs              2,822     1,546          2,345
  Customer deposits and other                            255       350          1,313
                                                    ------------------   ------------
          Total current liabilities                   31,629    25,343         26,400
                                                    ------------------   ------------

Commitments and contingencies

Deferred credits:
  Deferred income taxes                               17,838    17,275         17,930
  Unamortized investment tax credits                   1,610     1,703          1,610
  Regulatory liability - income taxes                  1,129     1,226          1,141
  Contributions in aid of construction and other       2,476     2,380          2,459
                                                    ------------------   ------------
          Total deferred credits                      23,053    22,584         23,140
                                                    ------------------   ------------

Total stockholder's equity and liabilities          $143,954  $137,390       $136,775
                                                    ==================   ============


               See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                        For the periods ended December 31
                                   (Unaudited)
                                 (In thousands)


                                         Three Months          Twelve Months
                                         1998       1997       1998       1997
                                      ------------------    ------------------

Operating revenues                    $22,019    $27,135    $80,180    $94,753

Operating expenses:
    Cost of gas sold                    8,905     13,154     42,444     55,363
    Operations and maintenance          4,891      4,884     18,452     18,640
    Depreciation and amortization       1,527      1,354      5,554      5,097
    Taxes other than income taxes         969      1,005      3,702      2,698
    Federal and state income taxes      1,743      2,226      2,329      3,722
                                      ------------------    ------------------
        Total operating expenses       18,035     22,623     72,481     85,520
                                      ------------------    ------------------

Operating income                        3,984      4,512      7,699      9,233

Other income                              295        423        983        999

Interest expense:
    Interest on long-term debt            902        914      3,616      2,905
    Other interest                        385        195        987        924
                                      ------------------    ------------------
        Total interest expense          1,287      1,109      4,603      3,829
                                      ------------------    ------------------

Net income                            $ 2,992    $ 3,826    $ 4,079    $ 6,403
                                      ==================    ==================



           See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                     For the three months ended December 31
                                   (Unaudited)
                                 (In thousands)

                                                                 1998      1997
                                                              -------   -------
Cash flows from operating activities:
  Net income                                                  $ 2,992   $ 3,826
  Noncash items:
      Depreciation and amortization                             1,635     1,470
      Deferred taxes and investment tax credits, net             (104)     (185)
  Changes in:
      Accounts receivable, net                                 (3,547)   (6,816)
      Unbilled revenues                                        (3,006)   (2,871)
      Inventories                                                 556     1,541
      Prepaid expenses and other                                1,296       262
      Deferred gas costs                                       (3,870)   (2,733)
      Accounts payable                                            952     1,053
      Accounts payable to affiliates, net                        (781)   (1,447)
      Accrued liabilities                                        (254)      823
      Accrued/prepaid taxes                                     1,063     2,167
  Payments for environmental costs and other                     (419)    1,336
                                                              -------   -------
          Net cash used for operating activities               (3,487)   (1,574)
                                                              -------   -------

Cash flows from investing activities:
  Additions to property                                        (2,739)   (3,186)

Cash flows from financing activities:
  Cash dividends on common stock                                 (934)     (935)
  Repayment of long-term debt                                     (35)      (40)
  Change in notes payable to banks                              6,051     2,050
  Change in inventory purchase obligation                       1,216     2,271
  Change in other financing activities                            113    (1,213)
                                                              -------   -------
          Net cash provided by financing activities             6,411     2,133
                                                              -------   -------

Net increase (decrease) in cash and temporary cash investments    185    (2,627)
Cash and temporary cash investments, beginning of period        1,756     2,753
                                                              -------   -------
Cash and temporary cash investments, end of period            $ 1,941   $   126
                                                              =======   =======



          See accompanying notes to condensed financial statements.

                ENERGYNORTH NATURAL GAS, INC.
          Notes to Condensed Financial Statements
                     December 31, 1998
                        (Unaudited)

EnergyNorth Natural Gas, Inc. (Company) is a wholly owned subsidiary of EnergyNorth, Inc., operating in southern and central New Hampshire. Its principal business is the purchase, transportation and sale of natural gas for residential,
commercial and industrial use in New Hampshire.   The Company's
rates charged to customers are regulated by the State of New Hampshire Public Utilities Commission (Commission). The Commission is required by New Hampshire law to allow the Company to charge rates that are just and reasonable, such that the Company is compensated for the cost of providing service and allowed a reasonable rate of return on its investment.

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1998 and 1997 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1998 and 1997. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended
September 30, 1998.

The business of the Company is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating is directly related to the ambient air temperature.
Consequently, more gas is sold and transported during the winter months than is sold and transported during the summer months. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                  1998      1997
----------------------------------------------------------------
Cash paid (received) during the period for:
    Interest (net of amount capitalized)        $  228     $ (47)
    Income taxes                                 1,316      (186)

In preparing the accompanying condensed statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 9 in the Company's Form 10-K for the year ended
September 30, 1998.

Results of Operations

Net income for the three months ended December 31, 1998 was $3 million compared to $3.8 in 1997. For the twelve months ended December 31, 1998, net income was $4.1 million compared to $6.4 in the prior period. Included in the results of the prior twelve month period was a one-time, after-tax credit of $649,000, which was a result of a property tax settlement.

Temperatures for the three-month and twelve-month periods ended December 31, 1998 were significantly warmer than normal and the prior comparable periods. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.



            Actual    Actual             Change vs.     Change vs.
           12-31-98  12-31-97  Normal  Previous Period    Normal
           --------  --------  ------  ---------------  ----------

 3 months    2,293     2,556    2,598      (10.3)%        (11.7)%
12 months    6,267     7,378    7,494      (15.1)%        (16.4)%


Quarterly Comparison

Total operating revenues decreased more than $5.1 million, or 19%, for the quarter ended December 31, 1998. Although the average number of customers increased 2.4% for the quarter, the weather was more than 10% warmer, and firm sendout, including transportation, decreased 7% compared to the prior quarter.
Although less sendout was the primary reason for the decrease in revenue, lower purchased gas costs of $2 million passed through the cost of gas adjustment (CGA) to firm customers also contributed to the revenue decrease. Changes in the CGA rates affect operating revenues; however, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin decreased 6.2% for the quarter, reflecting warmer weather conditions.

Operation and maintenance expense was virtually unchanged from the prior comparable period as increases in wage rates were mostly offset by lower operating expense resulting from the warmer weather. Depreciation and amortization expense increased for the period as a result of capital additions and amortization of environmental remediation costs. Total interest expense increased 16% due mostly to the increased level of short-term debt outstanding during the current period and interest accruing on overcollected deferred gas cost balances.

Twelve-Month Comparison

Although the average number of customers increased 2.2%, 15.1% warmer temperatures resulted in firm sendout, including transportation, that was 5% less than the prior period. Total operating revenues decreased to $80.2 million from $94.8 million in the prior period. Included in the current period revenues were lower gas costs of $6.4 million that were passed through the CGA. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. Total margin decreased 4.2% from the corresponding prior period.

While maintenance costs and wage rates have increased, reductions in the work force and overtime requirements were the primary reasons that operations and maintenance expenses were less than the prior comparable period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes for the prior period included a favorable property tax settlement.

Total interest expense increased more than 20% during the twelve-month period due to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.

Capital Resources and Liquidity

The Company's major capital requirements result from normal replacements, efforts to improve the efficiency of the existing plant and serving additional customers. For the three months ended December 31, 1998, capital expenditures totaled approximately $2.7 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

The undercollected deferred gas costs balance at December 31, 1998 is due mostly to the timing of the recovery of purchased gas costs.

Capital expenditures, environmental remediation and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1998, the Company had unsecured bank lines of credit of $15 million, $7.9 million of which was outstanding.

Construction expenditures for fiscal 1999 are expected to total approximately $11.6 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. There has been no significant change in the information disclosed in the Company's September 30, 1998 Form 10-K.

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

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; impact of unbundling regulatory proceedings; year 2000 readiness and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs and other regulatory assets; weather; results of regulatory proceedings on unbundling; impact of new pipeline supplies; and success of the Company's year 2000 readiness efforts and those of its vendors and customers.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1998.

No further material legal proceedings or material developments occurred in the quarter ended December 31, 1998.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27 -  Financial Data Schedule
           (Submitted only in electronic format to the Securities and Exchange Commission)

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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




                                        EnergyNorth Natural Gas, Inc.
                                                 (Registrant)




Date:  January 29, 1999                     /s/  DAVID A. SKRZYSOWSKI
                                       David A. Skrzysowski, duly authorized
                                           Vice President & Controller
                                          (Principal Accounting Officer)