Form 10-Q
period 1999-03-31
ENERGYNORTH NATURAL GAS INC
filed 1999-04-26
CIK 1042895

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended March 31, 1999


                  Commission File Number 000-25305


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on April 26, 1999, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                         ENERGYNORTH NATURAL GAS, INC.
                           Condensed Balance Sheets
                                   Assets
                (Unaudited, except for September 30, 1998 data)
                                (In thousands)




                                                    March 31,      September 30,
                                                 1999       1998            1998
                                             ___________________   _____________
Property:
 Utility plant, at cost                      $162,571   $151,551        $158,564
 Accumulated depreciation and amortization     53,976     50,084          51,309
                                             ___________________        ________
   Net utility plant                          108,595    101,467         107,255
                                             ___________________        ________

Current assets:
 Cash and temporary cash investments            1,398      5,905           1,756
 Accounts receivable (net of allowances of
  $1,260, $1,186 and $1,088, respectively)     10,119     12,164           1,828
 Unbilled revenues                              1,641      1,454             516
 Deferred gas costs                               535          -               -
 Materials and supplies                         1,615      1,639           1,411
 Supplemental gas supplies                      4,062      4,401           9,479
 Prepaid and deferred taxes                     1,423      1,138           1,766
 Recoverable FERC 636 transition costs              -        757             252
 Prepaid expenses and other                       551        595           2,028
                                             ___________________        ________
   Total current assets                        21,344     28,053          19,036
                                             ___________________        ________

Deferred charges and other assets:
 Regulatory asset - income taxes                2,401      2,401           2,401
 Recoverable environmental costs               10,198      5,003           6,113
 Other deferred charges and assets              2,148      1,922           1,970
                                             ___________________        ________
 Total deferred charges and other assets       14,747      9,326          10,484
                                             ___________________        ________

Total assets                                 $144,686   $138,846        $136,775
                                             ===================        ========



            See accompanying notes to condensed financial statements.




                       ENERGYNORTH NATURAL GAS, INC.
                           Condensed Balance Sheets
                     Stockholder's Equity and Liabilities
                (Unaudited, except for September 30, 1998 data)
                   (In thousands, except share information)



                                                          March 31,       September 30,
                                                       1999        1998            1998
                                                   ____________________   _____________

Capitalization:
 Common stockholder's equity:
  Common stock - par value of $25 per
   share; 120,000 shares authorized,
   issued and outstanding                          $  3,000   $   3,000        $  3,000
  Amount in excess of par                            22,538      22,538          22,538
  Retained earnings                                  26,507      25,374          19,265
                                                   ____________________        ________
    Total common stockholder's equity                52,045      50,912          44,803
  Long-term debt                                     42,052      42,488          42,432
                                                   ____________________        ________
Total capitalization                                 94,097      93,400          87,235
                                                   ____________________        ________

Current liabilities:
 Notes payable to banks                               4,025           -           1,891
 Current portion of long-term debt                      418         473             450
 Inventory purchase obligation                        5,229       5,311           8,712
 Accounts payable                                     6,128       6,840           4,670
 Accounts payable to affiliates                       1,845         983           2,145
 Deferred gas costs                                       -       1,908           3,841
 Accrued interest                                       260         252             257
 Accrued  and deferred taxes                          4,023       4,202             524
 Accrued FERC 636 transition costs                        -         757             252
 Accrued environmental remediation costs              5,371       2,046           2,345
 Customer deposits and other                            102         200           1,313
                                                   ____________________        ________
    Total current liabilities                        27,401      22,972          26,400
                                                   ____________________        ________

Commitments and contingencies

Deferred credits:
 Deferred income taxes                               18,064      17,215          17,930
 Unamortized investment tax credits                   1,549       1,672           1,610
 Regulatory liability - income taxes                  1,084       1,197           1,141
 Contributions in aid of construction and other       2,491       2,390           2,459
                                                   ____________________        ________
    Total deferred credits                           23,188      22,474          23,140
                                                   ____________________        ________

Total stockholder's equity and liabilities         $144,686    $138,846        $136,775
                                                   ====================        ========




       See accompanying notes to condensed financial statements.




                                           ENERGYNORTH NATURAL GAS, INC.
                                          Condensed Statements of Income
                                          For the periods ended March 31
                                                    (Unaudited)
                                                   (In thousands)



                                       Three Months             Six Months         Twelve Months
                                     1999        1998        1999      1998        1999      1998
                                  ___________________     _________________     _________________


Operating revenues                $36,441     $37,479     $58,460   $64,614     $79,142   $88,830
                                  ___________________     _________________     _________________

Operating expenses:
 Cost of gas sold                  18,272      21,484      27,177    34,638      39,232    50,285
 Operations and maintenance         4,762       4,432       9,653     9,316      18,782    18,460
 Depreciation and amortization      1,822       1,440       3,349     2,794       5,936     5,217
 Taxes other than income taxes        966         942       1,935     1,947       3,726     2,738
 Federal and state income taxes     3,579       3,068       5,322     5,294       2,840     3,356
                                  ___________________     _________________     _________________
   Total operating expenses        29,401      31,366      47,436    53,989      70,516    80,056
                                  ___________________     _________________     _________________

Operating income                    7,040       6,113      11,024    10,625       8,626     8,774

Other income                          260         244         555       667         999     1,040
 Interest expense:
 Interest on long-term debt           895         906       1,797     1,820       3,605     3,152
 Other interest                       287         187         672       382       1,087       888
                                  ___________________     _________________     _________________
   Total interest expense           1,182       1,093       2,469     2,202       4,692     4,040
                                  ___________________     _________________     _________________
Net income                        $ 6,118     $ 5,264     $ 9,110   $ 9,090     $ 4,933   $ 5,774
                                  ===================     =================     =================





                      See accompanying notes to condensed financial statements.




                              ENERGYNORTH NATURAL GAS, INC.
                           Condensed Statements of Cash Flows
                            For the six months ended March 31
                                       (Unaudited)
                                     (In thousands)


                                                                       1999          1998
                                                                    _______       _______

Cash flows from operating activities:
 Net income                                                         $ 9,110       $ 9,090
 Noncash items:
  Depreciation and amortization                                       3,567         3,025
  Deferred taxes and investment tax credits, net                         16          (305)
 Changes in:
  Accounts receivable, net                                           (8,291)       (9,167)
  Unbilled revenues                                                  (1,125)         (852)
  Inventories                                                         5,213         4,539
  Prepaid expenses and other                                          1,477           493
  Deferred gas costs                                                 (4,376)          608
  Accounts payable                                                    1,458         1,507
  Accounts payable to affiliates, net                                  (300)       (1,450)
  Accrued liabilities                                                (1,293)         (258)
  Accrued/prepaid taxes                                               3,841         4,162
 Payments for environmental costs and other                          (2,068)        1,604
                                                                    _______       _______
    Net cash provided by operating activities                         7,229        12,996
                                                                    _______       _______
Cash flows from investing activities:
 Additions to property                                               (4,076)       (5,039)
                                                                    _______       _______

Cash flows from financing activities:
 Cash dividends on common stock                                      (1,868)       (1,870)
 Repayment of long-term debt                                           (411)         (436)
 Change in notes payable to banks                                     2,134             -
 Change in inventory purchase obligation                             (3,483)       (2,541)
 Change in other financing activities                                   117            42
                                                                    _______       _______
    Net cash used for financing activities                           (3,511)       (4,805)
                                                                    _______       _______

Net (decrease) increase in cash and temporary cash investments         (358)        3,152
Cash and temporary cash investments, beginning of period              1,756         2,753
                                                                    _______       _______
Cash and temporary cash investments, end of period                  $ 1,398       $ 5,905
                                                                    =======       =======




                  See accompanying notes to condensed financial statements.

                 ENERGYNORTH NATURAL GAS, INC.
           Notes to Condensed Financial Statements
                        March 31, 1999
                         (Unaudited)


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

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and 1998 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 1999 and 1998. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 1998.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):


                                                   1999    1998
_______________________________________________________________
Cash paid (received) during the period for:
 Interest (net of amount capitalized)            $2,238  $1,936
 Income taxes                                     1,337   1,824


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

             ENERGYNORTH NATURAL GAS, INC.
    Item 2.  Managements's Discussion and Analysis of
      Financial Condition and Results of Operations
                    March 31, 1999


Results of Operations
_____________________

Net income for the three months ended March 31, 1999 was $6.1 million compared to $5.3 million in 1998. For the six months ended March 31, 1999, net income was essentially flat at approximately $9.1 million. Net income for the twelve months ended March 31, 1999 was $4.9 million compared to $5.8 million in the prior period. Included in the prior twelve-month period results was a one-time, after-tax credit of $649,000 which was the result of a property tax settlement.

Although temperatures were colder for the current three and six-month periods compared to the previous periods, they were significantly warmer than normal for all periods presented. The temperatures had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.



             Actual     Actual               Change vs.      Change vs.
            03-31-99   03-31-98   Normal   Previous Period     Normal
            ________   ________   ______   _______________   __________

 3 months    3,341      2,981      3,581       12.1%           (6.7)%
 6 months    5,634      5,539      6,179        1.7%           (8.8)%
12 months    6,627      6,919      7,473       (4.2)%         (11.3)%



Quarterly Comparison
____________________

Total operating revenues decreased $1 million, or 2.8%, for the quarter ended March 31, 1999. The average number of customers increased 2.4% for the quarter, the weather was 12.1% colder and firm sendout, including transportation, increased 15.5%. Despite higher sendout, revenues decreased because lower purchased gas costs of $4.7 million were passed through the cost of gas adjustment (CGA) to firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin increased 13.6% for the quarter.

The 26.5% increase in depreciation and amortization expenses was the result of capital additions and amortization of environmental remediation costs. Total interest expense increased $89,000, or 8.1%, due mostly to the increased level of short-term debt outstanding during the current period.

Six-Month Comparison
____________________

Total operating revenues declined $6.2 million, or 9.5%, for the six months ended March 31, 1999. The decrease included lower purchased gas costs of $6.7 million that were passed through the CGA to firm customers. The average number of customers increased 2.4% and firm sendout increased 5.3%, as temperatures were 1.7% colder than the prior period. Margin increased $1.3 million for the six months.

Continued capital additions to the distribution system and amortization of environmental remediation costs were the primary reasons for the 19.9% increase in depreciation and amortization expense. The decrease in other income was due mostly to prior period interest on refunds received from federal income tax settlements. The primary reason for the 12.1% increase in total interest expense was the increased level of short-term debt outstanding during the current period.

Twelve-Month Comparison
_______________________

Although the average number of customers increased 2.4% and firm sendout increased 3.7%, total operating revenues decreased to $79.1 million from $88.8 million in the prior period. The current period revenues included lower gas costs of $6.9 million that were passed through the CGA. In addition, revenues decreased as customers switched from sales service to transportation service. Total margin from operations increased 3.5%.

Higher depreciation and amortization charges were the direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes increased as a result of favorable property tax settlements in prior periods.

Total interest expense increased more than 16% during the twelve month period due primarily to the $22 million of 7.4% First
Mortgage Bonds issued in September 1997 and the increased level of short-term debt outstanding during the current period.

Capital Resources and Liquidity
_______________________________

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. The net accounts receivable balance at March 31, 1999 is $10.1 million and reflects lower revenues resulting from warmer temperatures and from lower purchased gas costs being passed through the CGA. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been partially depleted and prepaid amounts, mostly insurance, are being amortized. The undercollected deferred gas cost amounts at March 31, 1999 will be billed to customers through the CGA mechanism in future periods.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the six months ended March 31, 1999, capital expenditures totaled more than $4 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 1999, the Company had unsecured bank lines of credit of $15 million, $4 million of which was outstanding.

Construction expenditures for fiscal 1999 are expected to total approximately $11.6 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
_____________________

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $5.4 million to $10.4 million. In addition to costs incurred to date, the Company has recorded $5.4 million as an accrued liability at March 31, 1999 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 9 in the Company's Form 10-K for the year ended September 30, 1998.

Year 2000 Readiness
___________________

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

The Company is currently assessing year 2000 issues with third parties with whom it has a material relationship. Except for the Company's major pipeline supplier, who has provided assurance of compliance, the Company has not determined the level of third-party risk. Due to the complexity of the problem and the reliance on certain important vendors and suppliers, there can be no guarantee that year 2000 compliance for all computer systems and other systems will be achieved or that critical and important vendors and suppliers will achieve compliance. The successful upgrade of the Company's systems on a timely basis is critical to enable the Company to avoid business disruption and the loss of essential information or data in the year 2000. In addition, a disruption of the transmission of gas due to year 2000 problems experienced by the Company's gas supplier or other significant vendors and service providers could prevent the delivery of a sufficient amount of gas to enable the Company to serve certain customer segments.

Because of the difficulty of accessing year 2000 readiness of others outside the control of the Company, the Company considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Company's inability to serve its customers could result in increased costs, loss of business and other similar risks. In an effort to investigate the risks of non-compliance, the Company is in the process of preparing a contingency plan. It is anticipated that contingency plans will be finalized by September 30, 1999.

Factors that May Affect Future Results
______________________________________

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
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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




                                   EnergyNorth Natural Gas, Inc.
                                            (Registrant)




Date:     April 26, 1999            /s/  DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)