Form 10-Q
period 1999-06-30
ENERGYNORTH NATURAL GAS INC
filed 1999-07-27
CIK 1042895

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended June 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on July 27, 1999, the filing date of this report.





PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1998 data)
                                 (In thousands)


                                                        June 30,       September 30,
                                                    1999        1998            1998
                                                --------------------        --------


Property:
 Utility plant, at cost                         $165,185    $154,886        $158,564
 Accumulated depreciation and amortization        54,902      50,815          51,309
                                                --------------------        --------
   Net utility plant                             110,283     104,071         107,255
                                                --------------------        --------

Current assets:
 Cash and temporary cash investments               1,775       6,228           1,756
 Accounts receivable (net of allowances of
  $1,200, $1,164 and $1,088, respectively)         3,407       5,105           1,828
 Unbilled revenues                                   673         595             516
 Materials and supplies                            1,556       1,573           1,411
 Supplemental gas supplies                         6,282       6,776           9,479
 Prepaid and deferred taxes                        1,140       1,838           1,766
 Recoverable FERC 636 transition costs                 -         505             252
 Prepaid expenses and other                        1,661       1,403           2,028
                                                --------------------         -------
   Total current assets                           16,494      24,023          19,036
                                                --------------------         -------

Deferred charges and other assets:
 Regulatory asset - income taxes                   2,401       2,401           2,401
 Recoverable environmental costs                  10,613       5,464           6,113
 Other deferred charges and assets                 2,259       1,810           1,970
                                                --------------------         -------
   Total deferred charges and other assets        15,273       9,675          10,484
                                                --------------------         -------

Total assets                                    $142,050    $137,769        $136,775
                                                ====================        ========




             See accompanying notes to condensed financial statements.




                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                       Stockholder's Equity and Liabilities
                  (Unaudited, except for September 30, 1998 data)
                     (In thousands, except share information)



                                                            June 30,        September 30,
                                                        1999        1998         1998
                                                    --------------------     --------


Capitalization:
 Common stockholder's equity:
  Common stock - par value of $25 per
    share; 120,000 shares authorized,
    issued and outstanding                          $  3,000    $  3,000     $  3,000
  Amount in excess of par                             22,538      22,538       22,538
  Retained earnings                                   23,761      22,704       19,265
                                                    --------------------     --------
     Total common stockholder's equity                49,299      48,242       44,803
 Long-term debt                                       42,005      42,454       42,432
                                                    --------------------     --------
Total capitalization                                  91,304      90,696       87,235
                                                    --------------------     --------

Current liabilities:
 Notes payable to banks                                3,926          55        1,891
 Current portion of long-term debt                       447         463          450
 Inventory purchase obligation                         5,308       5,919        8,712
 Accounts payable                                      4,194       6,300        4,670
 Accounts payable to affiliates                        2,777         861        2,145
 Deferred gas costs                                      736       3,959        3,841
 Accrued interest                                      1,136       1,153          257
 Accrued and deferred taxes                            1,913       2,156          524
 Accrued FERC 636 transition costs                         -         505          252
 Accrued environmental remediation costs               3,398       1,597        2,345
 Customer deposits and other                           1,226       1,168        1,313
                                                    --------------------     --------
     Total current liabilities                        25,061      24,136       26,400
                                                    --------------------     --------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                                18,601      17,734       17,930
 Unamortized investment tax credits                    1,518       1,641        1,610
 Regulatory liability - income taxes                   1,056       1,169        1,141
 Long-term environmental remediation costs             2,000           -            -
 Contributions in aid of construction and other        2,510       2,393        2,459
                                                    --------------------     --------
     Total deferred credits                           25,685      22,937       23,140
                                                    --------------------     --------

Total stockholder's equity and liabilities          $142,050    $137,769     $136,775
                                                    ====================     ========


               See accompanying notes to condensed financial statements.




                                           ENERGYNORTH NATURAL GAS, INC.
                                          Condensed Statements of Income
                                           For the periods ended June 30
                                                    (Unaudited)
                                                  (In thousands)



                                          Three Months             Nine Months            Twelve Months
                                         1999       1998         1999       1998         1999       1998
                                      ------------------      ------------------      ------------------



Operating revenues                    $11,383    $13,106      $69,843    $77,720      $77,419    $85,913
                                      ------------------      ------------------      ------------------

Operating expenses:
 Cost of gas sold                       6,465      8,288       33,642     42,926       37,409     47,498
 Operations and maintenance             4,409      4,321       14,062     13,637       18,870     18,296
 Depreciation and amortization          1,520      1,329        4,869      4,123        6,127      5,307
 Taxes other than income taxes            915        972        2,850      2,919        3,669      2,786
 Federal and state income taxes        (1,049)      (988)       4,273      4,306        2,779      3,264
                                      ------------------      ------------------      ------------------
    Total operating expenses           12,260     13,922       59,696     67,911       68,854     77,151
                                      ------------------      ------------------      ------------------


Operating income (loss)                  (877)      (816)      10,147      9,809        8,565      8,762

Other income                              143        230          698        897          912      1,123

Interest expense:
 Interest on long-term debt               894        904        2,691      2,724        3,595      3,396
 Other interest                           142        182          814        564        1,047        873
                                      ------------------      ------------------      ------------------
    Total interest expense              1,036      1,086        3,505      3,288        4,642      4,269
                                      ------------------      ------------------      ------------------

Net income (loss)                     $(1,770)   $ 1,672      $ 7,340    $ 7,418      $ 4,835    $ 5,616
                                      ==================      ==================      ==================




                       See accompanying notes to condensed financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                        For the nine months ended June 30
                                  (Unaudited)
                                 (In thousands)

                                                               1999        1998
                                                            -------     -------

Cash flows from operating activities:
 Net income                                                 $ 7,340     $ 7,418
 Noncash items:
  Depreciation and amortization                               5,198       4,468
  Deferred taxes and investment tax credits, net                493         155
 Changes in:
  Accounts receivable, net                                   (1,579)     (2,108)
  Unbilled revenues                                            (157)          7
  Inventories                                                 3,052       2,230
  Prepaid expenses and other                                    367         603
  Deferred gas costs                                         (3,105)      2,659
  Accounts payable                                             (476)        967
  Accounts payable to affiliates, net                           632      (1,572)
  Accrued liabilities                                           733         707
  Accrued/prepaid taxes                                       2,015       1,416
 Payments for environmental costs and other                  (2,842)        596
                                                            -------     -------
    Net cash provided by operating activities                11,671      17,546
                                                            -------     -------

Cash flows from investing activities:
 Additions to property                                       (7,120)     (8,875)
                                                            -------     -------
Cash flows from financing activities:
 Cash dividends on common stock                              (2,844)     (2,870)
 Repayment of long-term debt                                   (430)       (480)
 Change in notes payable to banks                             2,035          55
 Change in inventory purchase obligation                     (3,404)     (1,933)
 Change in other financing activities                           111          32
                                                            -------     -------
    Net cash used for financing activities                   (4,532)     (5,196)
                                                            -------     -------

Net increase in cash and temporary cash investments              19       3,475
Cash and temporary cash investments, beginning of period      1,756       2,753
                                                            -------     -------
Cash and temporary cash investments, end of period          $ 1,775     $ 6,228
                                                            =======     =======


     See accompanying notes to condensed financial statements.

                  ENERGYNORTH NATURAL GAS, INC.
             Notes to Condensed Financial Statements
                         June 30, 1999
                          (Unaudited)


EnergyNorth Natural Gas, Inc. (Company) is a wholly owned subsidiary of EnergyNorth, Inc. (ENI), operating in southern and central New Hampshire. Its principal business is the purchase, transportation and sale of natural gas for residential, commercial and industrial use in New Hampshire. The Company's rates charged to customers are regulated by the State of New Hampshire Public Utilities Commission (Commission). The Commission is required by New Hampshire law to allow the Company to charge rates that are just and reasonable, such that the Company is compensated for the cost of providing service and allowed a reasonable rate of return on its investment.

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and 1998 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 1999 and 1998. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 1998.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   1999     1998
----------------------------------------------------------------
Cash paid (received) during the period for:
  Interest (net of amount capitalized)           $2,349   $2,027
  Income taxes                                    1,316    2,560

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


Note 4.  Subsequent Event

On July 14, 1999, ENI and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provides for the merger of ENI with and into a subsidiary of Eastern, as a result of which ENI would become a wholly owned subsidiary of Eastern. Under the Agreement, holders of outstanding shares of ENI's common stock can elect to receive cash, Eastern common stock or a combination of cash and stock as set forth in the Agreement. Completion of the merger is subject to approval by ENI's stockholders and receipt of satisfactory regulatory approvals, including approval by the Commission and the Securities and Exchange Commission and antitrust clearance.

                ENERGYNORTH NATURAL GAS, INC.
       Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
                        June 30, 1999


Results of Operations
---------------------

Net loss for the three months ended June 30, 1999, was $1.8 million compared to $1.7 million in 1998. Net income decreased slightly to $7.3 million for the nine months ended June 30, 1999, from $7.4 million in 1998. For the twelve months ended June 30, 1999, net income was $4.8 million compared to $5.6 million in the prior period. Included in the prior twelve-month period results was a one-time, after-tax credit of $649,000 which was the result of a property tax settlement.

Temperatures for the current three, nine and twelve-month periods were colder than the prior comparable periods, but significantly warmer than normal and had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


               Actual     Actual                   Change vs.     Change vs.
              6-30-99    6-30-98     Normal     Previous Period     Normal
              -------    -------     ------     ---------------     ------

 3 months        896        826        999           8.5%          (10.3)%
 9 months      6,530      6,365      7,178           2.6%           (9.0)%
12 months      6,697      6,579      7,452           1.8%          (10.1)%


Quarterly Comparison
--------------------

Total operating revenues decreased $1.7 million, or 13.1%, for the quarter ended June 30, 1999. The average number of customers increased 2.3% for the quarter, the weather was 8.5% colder and firm sendout, including transportation, increased 2.6%. Lower purchased gas costs of $1.5 million passed through the cost of gas adjustment (CGA) to firm customers was the primary reason for the revenue decrease. Changes in the CGA rates affect operating revenues; however, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin increased 2.1% for the quarter.

The 14.4% increase in depreciation and amortization expenses was the result of capital additions. The decrease in other income resulted primarily from a reduction in interest earned on the temporary investment of surplus cash.

Nine-Month Comparison
---------------------

Total operating revenues decreased $7.9 million, or 10.1%, for the nine months ended June 30, 1999. The decrease resulted in part from lower purchased gas costs of $8.2 million that were passed through the CGA to firm customers. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. The average number of customers increased 2.4% and the weather was 2.6% colder than the prior period resulting in an increase in firm sendout, including transportation, of over $4.8%. Margin increased $1.4 million, or 4.0%, for the nine months.

Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 18.1% increase in depreciation and amortization expenses. The decrease in other income was due mostly to prior period interest on refunds received from federal income tax settlements and to a reduction in interest earned on temporary investments. The primary reason for the 6.6% increase in total interest expense was the higher level of short-term borrowings required during the current period.

Twelve-Month Comparison
-----------------------

Although the average number of customers increased 2.4% and firm sendout increased 5.7%, total operating revenues decreased to $77.4 million from $85.9 million in the prior period. The current period revenues included lower gas costs of $8.1 million that were passed through the CGA. In addition, revenues decreased as customers switched from sales service to transportation service. Total margin from operations increased 4.2%.

Higher depreciation and amortization charges were the direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes increased as a result of favorable property tax settlements in prior periods.

Total interest expense increased more than 8% during the twelve month period due primarily to the $22 million of 7.4% First Mortgage Bonds issued in September 1997 and the increased level of short-term debt outstanding during the current period.

Capital Resources and Liquidity
-------------------------------

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. The overcollected deferred gas cost amounts at June 30, 1999, will be returned to customers during subsequent winter and summer periods through the CGA mechanism.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the nine months ended June 30, 1999, capital expenditures totaled approximately $7.1 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 1999, the Company had unsecured bank lines of credit of $15 million, $3.9 million of which was outstanding.

Construction expenditures for fiscal 1999 are expected to total approximately $11.1 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. In April, 1999 the Company received a request from the New Hampshire Department of Environmental Services to participate with Public Service Company of New Hampshire (PSNH) and Northern Utilities in the development of a site investigation report for a former manufactured gas site located in Dover, New Hampshire. The Company is also participating with PSNH in the investigation and remediation of former manufactured gas sites in Laconia, New Hampshire and Nashua, New Hampshire and is engaged in remediation of a site in Concord, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $5.4 million to $10.5 million. In addition to costs incurred to date, the Company has recorded $3.4 million as an accrued current liability and $2.0 million as a long-term liability at June 30, 1999 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 9 in the Company's Form 10-K for the year ended September 30, 1998.

Year 2000 Readiness
-------------------

The Company has evaluated its principal computer systems and noninformation technology systems including, but not limited to, telecommunication systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. These systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. All necessary program modifications and system upgrades and testing are expected to be completed by the year 2000. At June 30, 1999, all Company systems critical to the delivery of gas to customers are year 2000 compliant. Costs incurred to date and costs expected to be incurred to complete the year 2000 readiness are not material and will not have a material impact on the Company's financial position or results of operations.

The Company is currently assessing year 2000 issues with third parties with whom it has a material relationship. Although this assessment is ongoing, critical vendors contacted to date have indicated that interruption to service due to year 2000 problems are unlikely. Due to the complexity of the problem and the reliance on certain important vendors and suppliers, there can be no guarantee that year 2000 compliance for all computer systems and other systems will be achieved or that critical and important vendors and suppliers will achieve compliance. The successful upgrade of the Company's systems on a timely basis is critical to enable the Company to avoid business disruption and the loss of essential information or data in the year 2000. In addition, a disruption of the transmission of gas due to year 2000 problems experienced by the Company's gas supplier or other significant vendors and service providers could prevent the delivery of a sufficient amount of gas to enable the Company to serve certain customer segments.

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


Factors that May Affect Future Results
--------------------------------------

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; year 2000 readiness; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, and other regulatory assets; weather; results of regulatory proceedings on unbundling; impact of new pipeline supplies; and success of the Company's year 2000 readiness efforts and those of its vendors and customers.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1998.

No further material legal proceedings or material developments occurred since September 30, 1998.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         27 -  Financial Data Schedule
               (Submitted only in electronic format to the Securities and Exchange Commission)

    (b)  Reports on Form 8-K:

         A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on July 20, 1999 by the Company regarding an Agreement and Plan of Reorganization entered into by the Company's parent company, EnergyNorth, Inc., and Eastern Enterprises on July 14, 1999.

                   ENERGYNORTH NATURAL GAS, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EnergyNorth Natural Gas, Inc.
                                            (Registrant)




Date:  July 27, 1999                 /s/  DAVID A. SKRZYSOWSKI
       -------------           -------------------------------------
                               David A. Skrzysowski, duly authorized
                                     Vice President & Controller
                                   (Principal Accounting Officer)