Form 10-K405
period 1999-09-30
ENERGYNORTH NATURAL GAS INC
filed 1999-12-20
CIK 1042895

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended September 30, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At December 2, 1999, nonaffiliates held no shares of the registrant's $25.00 par value common stock, all of which was held by EnergyNorth, Inc.

At the close of business on December 2, 1999, the registrant had 120,000 shares outstanding of its $25.00 par value common stock.


ENERGYNORTH NATURAL GAS, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND THIS REPORT THEREFORE OMITS CERTAIN INFORMATION.




                         Page 1 of 41 pages.
              Exhibit Index appears on Pages 40 and 41.



                          TABLE OF CONTENTS

Part I                                                                           Page No(s).
                                                                                ------------
Item 1.  Business
          General                                                                     3-4
          Gas Distribution Business                                                   4-5
          Summary of Revenues                                                          5
          Deregulation                                                                 6
          Competition                                                                  6
          Gas Supply
           General                                                                     7
            Supply, Pipeline Transportation and Underground Storage Contracts         7-8
            Cost of Purchased and Produced Gas                                         8
          Supervision and Regulation                                                   8
          Employees                                                                    9
Item 2.  Properties                                                                    9
Item 3.  Legal Proceedings                                                            9-11
Item 4.  Submission of Matters to a Vote of Security Holders                           11

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                           11
Item 6.  Selected Financial Data                                                       11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    12-17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                    17
Item 8.  Financial Statements and Supplementary Data                                  18-35
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                      35

Part III

Item 10. Directors and Executive Officers of the Registrant                            35
Item 11. Executive Compensation                                                        35
Item 12. Security Ownership of Certain Beneficial Owners and Management                35
Item 13. Certain Relationships and Related Transactions                                35

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K             36-38
Signatures                                                                             39
Exhibit Index                                                                         40-41


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

On July 14, 1999, ENI and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provides for the merger of ENI with a subsidiary of Eastern, as a result of which ENI's subsidiaries would become wholly owned subsidiaries of Eastern. On November 4, 1999, Eastern entered into an agreement to merge with KeySpan Corporation and, as a result, ENI and Eastern amended the Agreement. Under the amended Agreement, holders of outstanding shares of ENI's common stock will be paid entirely in cash and the closing will take place simultaneously with the Eastern merger with KeySpan Corporation. If the Eastern/KeySpan Corporation merger is not completed, ENI and Eastern would nonetheless merge, and holders of outstanding shares of ENI's common stock can elect to receive cash, Eastern common stock or a combination of cash and stock as set forth in the Agreement. Completion of the merger is subject to approval by ENI's stockholders and receipt of satisfactory regulatory approvals, including approval by the State of New Hampshire Public Utilities Commission (Commission) and the Securities and Exchange Commission.

The service territory of the Company has a population of approximately 482,000 in 28 communities situated mostly in southern and central New Hampshire, which includes the communities of Nashua, Manchester, Concord and Laconia. In 1999, the Company was awarded the franchise for the city of Berlin, New Hampshire. Berlin is situated in the northern part of New Hampshire approximately 100 miles from the rest of the service area. The remaining service area encompasses approximately 922 square miles and is located within 30 to 85 miles of greater Boston. The company's service territory offers a favorable business climate with no general sales or personal income taxes, a productive labor force and a comfortable, safe and clean environment for residents and tourists.

The New Hampshire nonfarm employment growth rate was 2.1% in 1999. This compares to a 2.0% average growth rate nationally and a 1.6% average rate for New England for the same period. New Hampshire employment growth in 2000 is forecasted to be 1.7%. New housing permits increased 16.6% in 1999 compared to 1998, and are expected to decrease by 5.2% in 2000. The New Hampshire unemployment rate for 2000 is forecasted at 2.7% compared to 2.5% in 1999, and the labor force is forecasted to increase by 1.7% in 2000. Job growth and low unemployment in the Company's service area tend to result in an increase in gas volumes transported and sold and numbers of customers. (All employment and housing statistics are taken from The New England Economic Project's October 1999 Economic Outlook for New Hampshire.) In fiscal 1999, the Company experienced net growth of 2.9% in natural gas and transportation customers.

The Company's marketing focus continues to stress low cost growth by concentrating on adding new customers along the Company's more than 1,000 miles of gas mains and adding load from the existing customer base, while also expanding its system of mains into areas in which there is a significant demand for natural gas service. In 1999, the Company expanded into Berlin, New Hampshire and began providing natural gas service in early fiscal year 2000. The Company has more than a 28% share of the home heating market (based on households) within its service territory, creating a potential for increased sales where the natural gas pipeline is located and alternative fuels are used. In New Hampshire, fuel oil has a penetration of over 55% of the home heating market. Currently, the price of natural gas for heating is higher than the full-service price of fuel oil. From a total energy perspective, natural gas is a stronger competitor with a complete line of gas appliances and uses, including ranges, water heaters, clothes dryers, fireplaces and gas logs, outdoor lights and natural gas heat pumps for heating and cooling. While these multiple uses provide opportunities to be the total energy provider to new customers, they also provide opportunities for expansion within the existing customer base. Due to continued customer conversions from other energy sources and expansion of its service territory, the company has an opportunity for growth in the retail sales market. During the past four years, the Company has experienced an annual average customer growth rate of 2.7%. This compares to an approximate 1.1% national average for local distribution companies, according to the American Gas Association. Additional growth in distribution operations also occurs as industrial and commercial customers turn to natural gas for electric generation because of a price advantage and as a means to ensure compliance with the provisions of the Clean Air Act. As the electric industry continues to move toward deregulation, this option has become more attractive. The development of new gas-burning technologies for industry has provided opportunities for increased gas usage in market sectors that are not sensitive to the weather.

Gas Distribution Business

The Company distributes natural gas as a regulated utility pursuant to franchise authority granted by the Commission. No operations are outside New Hampshire. While the Company's franchise area is primarily residential in character, 51% of sales volumes are commercial and industrial. As of September 30, 1999, the Company's utility business served nearly 72,000 customers, of which approximately 88% were residential and 12% were commercial and industrial. During fiscal 1999, no customer purchased more than 2.5% of the total annual sales and transportation volume.

The Company offers firm and interruptible transportation service to its commercial and industrial customers. Transportation service allows a customer to purchase a natural gas supply directly from a third-party marketer. The marketer delivers the gas supply to one of the Company's interstate pipeline take stations. The customer contracts with the Company to transport the gas from the take station to its facility. To ensure a continual, uninterrupted supply, the Company also provides an optional, separate standby service as a backup to the gas supplies of transportation customers. As of September 30, 1999, the Company had 89 firm transportation customers.

The Company distributes gas to its customers through a system of underground pipelines connected with its three operations centers in Manchester, Nashua and Tilton, seven take stations located in Manchester, Londonderry, Windham, Concord, Hooksett, Suncook and Berlin and four production plant facilities in Manchester, Nashua, Concord and Tilton. The pipelines are generally located in public ways and are subject to licenses granted by municipalities. The Company serves more than 75% of New Hampshire's natural gas customers.

On September 7, 1999, the Commission approved a petition filed by the Company for authority to operate in the city of Berlin, New Hampshire. Berlin is a community of approximately 12,000 inhabitants in the northern tier of the state. At the request of the State of New Hampshire Department of Corrections, the Company is providing natural gas service to a new prison complex being constructed in Berlin. The prison is located approximately one-half mile from the Portland Natural Gas Transmission System. The company anticipates additional development in the vicinity of the prison complex, as well as interest from other energy users in the city of Berlin.

Summary of Revenues

Revenues attributable to various categories of gas distribution and related operations during the last three fiscal years are as follows (in thousands, unaudited):


                                          September 30,
                                -------------------------------
                                   1999        1998        1997
                                -------------------------------
Sales service                   $72,891     $82,686     $91,670
Transportation service            3,726       2,610       1,308
Service and appliance sales       1,984       1,910       1,949
Rentals                             623         686         750
                                -------------------------------
                                $79,224     $87,892     $95,677
                                ===============================


During the winter period, November 1 through March 31, the Company's gas revenues are substantially higher than during the summer months. The increase in gas revenues during the winter, and the concomitant increase in gas supply requirements, occurs because approximately 90% of the Company's customers use natural gas for heating.

Deregulation

The Company has been providing gas transportation service, including standby and balancing services for commercial and industrial customers since late 1993. Gas transportation service allows customers to utilize the Company's distribution system for the transportation of gas purchased from third-party suppliers, creating competition from gas marketers for the sale of gas to end users. At September 30, 1999, the Company had 89 firm transportation customers. These customers are, for the most part, large commercial and industrial customers. The volume transported for firm transportation customers in fiscal 1999 was
2.0 Bcf, 26% of the Company's total commercial and industrial load and 15.8% of the Company's total gas delivered. The Company is participating in a proceeding at the Commission to examine further unbundling of the natural gas industry in New Hampshire. The purpose of the proceeding is to determine whether and to what extent unbundling provides benefits to customers and to make recommendations to the Commission as to the advisability of further unbundling to commercial and industrial customers, as well as to consider unbundling service to residential customers. A full report of recommendations by the participants, along with model terms and conditions, is expected to be filed with the Commission in late 1999. The Company cannot predict the outcome of the proceeding, or the impact on transportation volumes or customers.

The Company is the sole distributor and transporter of natural gas in its franchise area. The Tennessee Gas Pipeline Company (Tennessee) serves all of the Company's franchise area, except the city of Berlin, which is served by the Portland Natural Gas Transmission System. For that reason, and because installation of private transmission mains would typically be impractical, customers have not attempted to bypass the Company's distribution system.

Competition

Natural gas competes mainly with electricity and fuel oil. The principal competitive factors between natural gas and alternative fuels are the price of the fuel and the conversion costs from one fuel to another. Competition is greatest among the Company's commercial and industrial customers, some of whom have the capability to use alternative fuels. The Company provides flexible rates for users with dual-fuel capabilities in order to better compete with the alternative fuels.

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

Supply, Pipeline Transportation and Underground Storage Contracts. The Company's gas supply is principally natural gas, transported on interstate pipelines. The primary pipeline the Company uses to bring natural gas to its distribution territory is the Tennessee Gas Pipeline (TGP). The Company contracts for 56,833 Dekatherms (Dth) of primary firm and 8,000 Dth of interruptible capacity on TGP. The Company also has a long-term contract with a New England supplier for additional firm city gate delivery of 8,000 Dth per day (151 day service).

The Company's natural gas supply contracts are a mix of long and short-term agreements. The Company's firm supply contracts for fiscal year 1999, with terms of one to seven years, totaled 40,529 Dth per day. During fiscal year 1999, approximately 4.7% of the Company's natural gas supply portfolio was firm delivered winter supplemental supply. One percent of the Company's annual supply in fiscal year 1999 was purchased in the spot market.

In fiscal year 1999, approximately 61% of the gas delivered by the Company came from domestic pipeline sources, 24% from Canadian pipeline sources, and 14% from supplemental pipeline sources. Liquefied petroleum gas (LPG) and liquefied natural gas
(LNG) purchases from both domestic and foreign sources made up approximately 1% of the gas delivered by the Company. LPG and LNG are vaporized at the Company's peakshaving (production) plants as needed to supplement pipeline natural gas supplies. Unbundled end-user customers that are supplied by third-party marketers accounted for nearly 15.8% of total load on the Company's system during fiscal year 1999.

All pipeline volumes to the Company's city gates are transported via the TGP, except for volumes which are transported to the city gate at Berlin, New Hampshire by the Portland Natural Gas Transmission System. Canadian supplies are also transported by the suppliers on the TransCanada Pipeline to the U.S. border, where the Company takes possession in this country and transports these supplies on the Iroquois Gas Transmission System, the Portland Natural Gas Transmission System and the TGP. All domestic pipelines operate under FERC approved tariffs.

The Company has underground storage agreements with four storage field operators in the Pennsylvania-New York area. The Company fills these storage fields each summer for use during the following winter. Total combined storage controlled by the Company equals 2,579,431 Dth with daily withdrawal rights of 30,833 Dth. All underground storage fields operate under FERC approved tariffs. The Company also owns on-site storage facilities capable of holding 115,660 Dth of LPG and 13,057 Dth of LNG. The Company has contracted for 450,000 Dth of supplemental pipeline supply, 100,000 Dth of LNG and 1,000,000 gallons of LPG for the upcoming winter (1999/2000).

The Company expects to be able to secure the gas supply required to meet existing customer and forecasted new customer demands through long and short-term commitments and through spot purchases when needed.

Cost of Purchased and Produced Gas. The average unit cost of gas purchased and produced during the twelve months ended September 30, 1999 was approximately $3.78 per Mcf compared to $4.09 per Mcf for the same period last year. The 1999 average unit cost reflects the lower cost of gas supply in the marketplace. The cost of gas rate authorized by the Commission permits dollar-for-dollar recovery of gas costs (including pipeline, storage, LPG and LNG). The Company may adjust the approved cost of gas rate upward or downward on a monthly basis.
The monthly accumulative adjustments may not exceed 10% of the approved unit cost of gas sold. Amounts recovered through cost of gas charges are reconciled twice annually against actual costs, for summer and winter periods, and future cost of gas rates are adjusted accordingly.

The Company has a Natural Gas Price Risk Management Program designed to protect customers from sharp increases in the commodity cost of gas. Under the program, the Company has purchased call and sold put options for the 1999/2000 winter period. The call options provide the right, but not the obligation, to purchase gas at a predetermined price by a certain date. The purchase of call options and the sale of put options create a collar mechanism. The collar establishes a maximum and minimum price at which the Company will buy gas contracts on the commodities market. All program costs and benefits are passed on to customers through the cost of gas charge.

Margins earned on interruptible service, 280 day service and capacity releases are passed on to firm customers through the cost of gas charge. In addition, costs associated with the fuel inventory trust, including administrative fees and carrying costs, are recovered through the cost of gas charge.

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

Employees

At September 30, 1999, the Company had 102 full-time employees, represented by two contracts with Local 12012 of the United Steelworkers of America. The contracts expire in 2001. A substantial portion of the cost of ENI's 115 full-time employees is allocated to the Company. None of ENI's employees are represented by labor unions.

ITEM 2.  PROPERTIES

The Company's gas distribution facilities constitute the majority of its physical assets. As of September 30, 1999, the Company had approximately 1,113 miles of mains and 702 miles of service connections. The mains and service connections are adequate to meet service requirements and are maintained through a regular program of inspection and repair. Offices and operations centers located in Nashua, Manchester, Concord and Tilton are adequate for the needs of the Company and are regularly maintained and in good condition. Substantially all of the Company's properties are fully utilized and are subject to the liens of the indentures securing the Company's First Mortgage Bonds. In some cases, motor vehicles are subject to purchase money security interests held by banks. The Company also has long-term leases for computer equipment and vehicles.

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

The Company, and certain of its predecessors, own or owned several facilities at which manufactured gas plants (MGP) operated. MGPs were used to manufacture gas prior to the introduction of natural gas to the Company's service area. Generally, MGPs operated from the late 1800s to the early 1950s. The MGPs produced wastes and by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. Relevant environmental laws can be used by the state and federal government to hold the Company strictly liable for the costs of studying and remedying discarded by-products from MGPs owned and operated by its predecessors. The Company accrues environmental investigation and cleanup costs with respect to former MGPs and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

The New Hampshire Department of Environmental Services (NHDES) has required the Company to undertake remedial investigation and/or remedial action at MGPs located in Concord, Laconia, Nashua, and Dover, New Hampshire. At each MGP, the Company is responding to the NHDES's requirements as described below.

In September 1992, the NHDES required the Company to undertake a remedial investigation of the former MGP in Concord, New Hampshire. Study and remediation associated with the Concord MGP is ongoing. The estimated cost to complete this remedial action ranges from $690,000 to $1.6 million, and the Company has recorded $690,000 at September 30, 1999 in deferred charges. The Company received an order from the Commission approving recovery from customers, over a seven-year period, of substantially all costs, excluding carrying costs, incurred for the Concord MGP. The total unamortized balance for the Concord site, including the gas holder site, was $4.4 million as of September 30, 1999.

At the direction of the NHDES, the Company and Public Service Company of New Hampshire (PSNH), an electric utility company, conducted a remedial investigation of a former MGP in Laconia, New Hampshire, and in January 1999 prepared a Remedial Action Plan for that site. Without admitting any liability, on September 3, 1999, the Company entered into a Site Responsibilities and Indemnity Agreement (SRIA) with PSNH. Pursuant to the SRIA, the Company will pay $4.2 million to PSNH over a twenty-four (24) month period. In exchange, PSNH will assume responsibility for all future site study and remediation, and PSNH will indemnify the Company against such costs. The Company's legal liability under state and federal laws is unaffected by the SRIA. Through September 30, 1999, the Company has paid $1 million under the SRIA. The estimated costs associated with work undertaken prior to the SRIA ranges from $117,000 to $517,000, and the Company has recorded $3.3 million in deferred charges at September 30, 1999.

During 1998, the Company and PSNH received Notice of Potential Responsibility from the Environmental Protection Agency (EPA) for the so-called Nashua River Asbestos Site. The EPA contends that wastes released from the former MGP in Nashua, New Hampshire are commingled with asbestos wastes from a former Johns Manville facility located adjacent to the former MGP. The Company's share of costs to complete the disposal of contaminants that are the subject of EPA claims are estimated to range from $375,000 to $450,000. The Company and PSNH subsequently received a notice from the NHDES requiring the investigation of the former MGP site in Nashua. The Company estimates the cost of site investigation and characterization at the Nashua MGP to range from $250,000 to $325,000. The Company recorded $625,000 in deferred charges at September 30, 1999.

In April 1999, the Company received notice from the NHDES to investigate the former MGP site in Dover, New Hampshire. PSNH and another utility company, Northern Utilities, received similar notices concerning the Dover MGP from the NHDES. The Company estimates its cost of that investigation and characterization to range from $200,000 to $400,000. The Company has recorded $200,000 in deferred charges at September 30, 1999.

The Commission has approved a generic recovery mechanism for costs incurred at all MGP sites, except recovery for the Concord site noted above, which provides for a seven-year recovery period of substantially all costs, excluding carrying costs. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred to future periods with recovery of applicable carrying costs.

The Company intends to pursue insurance recovery as well as recovery from other responsible parties to ensure that such third parties contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. All recoveries serve to reduce the seven-year environmental surcharge period to customers. The Company has instituted suits in the United States Federal District Court for New Hampshire and in New Hampshire superior courts against one third party, as well as the Company's insurers and insurers of its predecessors to recover the costs of investigation and remediation of the Concord, Nashua, Dover and Laconia MGP sites. In each litigation, the Company is seeking declaratory judgment that its insurers owe the Company a defense and/or indemnification for environmental claims associated with each respective MGP. Through September 30, 1999, the Company has recovered a total of $4.3 million in settlement of third-party MGP litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

OMITTED


                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) No equity securities of the Company were sold by it during the period covered by this report. All 120,000 shares of the Company's outstanding common stock are held by ENI.

ITEM 6.  SELECTED FINANCIAL DATA

OMITTED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Earnings

Net income in 1999 was $3.8 million compared to $4.9 million in 1998. Impacting 1999 financial results were reorganization costs of $1.1 million incurred as a result of the pending merger with Eastern. Although the weather was colder in 1999, it was warmer than normal and also had a significant impact on financial results, reducing 1999 margin by approximately $1.2 million, after taxes. In 1998, margin was reduced approximately $1.7 million, after taxes, as a result of warmer than normal temperatures. The 1999 earnings were favorably impacted by continued customer growth and successful efforts to contain operating costs.

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

The Company generates revenues primarily through the sale and transportation of natural gas. The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, temporarily discontinue service to high-volume commercial and industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because all margin on such sales is returned to firm customers.

The Company's tariff includes cost of gas rates that provide for increases and decreases in the rates charged for gas to reflect estimated changes in the cost of gas. Although changes in cost of gas rates affect revenues, they do not affect total margin because the cost of gas charge is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Amounts recovered through cost of gas charges are reconciled at least semiannually against actual costs, and future cost of gas rates are adjusted accordingly.

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




                                                Degree days
                                        -------------------------
                                                  Prior               Change vs.   Change vs.
                                        Actual   period    Normal    prior period    normal
                                        -----------------------------------------------------
Fiscal year ended September 30, 1999     6,698    6,532     7,452         2.5%       (10.1)%
Fiscal year ended September 30, 1998     6,532    7,373     7,499       (11.4)%      (12.9)%
Fiscal year ended September 30, 1997     7,373    7,482     7,506        (1.5)%       (1.8)%




Operating revenues were $76.6 million in 1999 compared to $85.3 million in 1998. The decrease resulted primarily from lower cost of gas rates due to reductions in the cost of gas. Partially offsetting the impact of lower cost of gas charges was the 2.4% growth in the average number of customers in 1999. Customer growth combined with temperatures that were 2.5% colder than the prior year resulted in a 4.6% increase in firm sendout. The weather in 1999 was 10.1% warmer than normal. Revenues from gas transported for customers under firm transportation service rates increased 45% to $3.4 million, due to a more than 46% increase in volumes transported. This increase included a shift of 174,000 Mcf from firm commercial and industrial sales customers, representing a decrease of $615,000 in operating revenues attributable to the commodity cost of gas.

Cost of Gas

The cost of gas sold was $36.6 million in 1999 compared to $46.7 million in 1998 The decrease was primarily due to timing differences related to the recovery of gas costs through cost of gas charges ($5.4 million), lower volumes of gas sold ($1.3 million) and a decline in the unit cost ($3.4 million). The average unit cost of gas sold in 1999 was $3.78 per Mcf compared to $4.09 per Mcf in 1998. Decreases or increases in purchased gas costs from suppliers have no significant impact on margin, because they are passed on to customers through the cost of gas charge.

Operating Expenses

Operations and maintenance expense for fiscal year 1999 was essentially unchanged from the prior year. The warmer winter season resulted in lower maintenance and bad debt expenses. Other operating and administrative costs decreased as a result of effective cost containment efforts, which offset increases in labor costs and health insurance and other employee benefit costs.

Depreciation and amortization expense increased 17.5% in 1999 and reflects normal upgrades to the distribution system and related facilities and increases in amortization of environmental remediation costs. Net additions to property, plant and equipment were $12.1 million and $13.2 million in 1999 and 1998, respectively.

Taxes other than income taxes decreased almost 3% as a result of favorable property tax rates.

Reorganization costs are not currently tax deductible. The lower level of pretax income is the main reason for the decrease in federal and state income taxes in 1999.

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

The Company's major uses of cash in 1999 were capital expenditures of $12.1 million, dividend payments of $3.8 million and environmental remediation of $4.9 million. These expenditures were funded primarily through cash generated from current operations and short-term borrowings. Borrowings against lines of credit during 1999 ranged from $181,000 to a high of $14.2 million. In addition, at September 30, 1999, deferred gas cost was in an undercollected position resulting from winter and summer activity. The undercollected amounts will be recovered from customers through cost of gas charges.

Capital expenditures for fiscal year 2000 are currently projected at approximately $12 million. Additional cash requirements will be necessary for the payment of dividends, environmental remediation, annual sinking fund requirements and maturities of long-term debt and working capital. Cash to fund these requirements is expected to be provided principally by internally generated funds and short-term bank borrowings under the Company's lines of credit. At September 30, 1999, the Company had available lines of credit aggregating $15 million, $14.2 million of which was outstanding. In addition, a credit line of $10.5 million was available at September 30, 1999, under the Company's fuel inventory trust financing plan. At September 30, 1999, the Company's fuel inventory in trust was $8.3 million with an outstanding purchase obligation of $8.3 million.

On September 30, 1999, the Company's capitalization ratio consisted of 44% common equity and 56% debt, including short-term debt.

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

Results of Operations 1998 Compared to 1997

Net income declined to $4.9 million in 1998 from 1997 net income of $6 million. The 1998 decrease in earnings was due primarily to the impact of warmer weather in the Company's service territory. In addition, 1997 earnings were $649,000 higher as a result of a favorable net property tax settlement.

Operating revenues were $85.3 million in 1998 compared to $93 million in 1997, an 8.3% decrease. Firm sales gas revenues in 1998 were $78.8 million compared to $85.7 million in 1997. Firm transportation revenues of $2.4 million were twice the level achieved in 1997. Lower cost of gas rates was the primary reason for lower operating revenues in 1998. The average unit cost of gas sold in 1998 was $4.09 per Mcf compared to $4.28 per Mcf in 1997. The weather in 1998 was 12.9% warmer that normal and 11.4% warmer than the previous year. Growth in the average number of customers of 2.4% in 1998 helped mitigate the effects of the warmer temperatures. Firm sendout, including transportation, was
11.6 Bcf compared to 11.5 Bcf in 1997. Volumes transported increased more than 121%. This increase included a shift of 207,000 Mcf from firm commercial and industrial sales to transportation, representing a decrease of $900,000 in operating revenues attributable to the commodity cost of gas.

Operations and maintenance expense was approximately the same as the prior year. Reductions in the work force, other cost saving initiatives and workers' compensation and health insurance refunds helped offset most of the increases from liability insurance, uncollectible accounts and other administrative expenses.

Taxes other than income taxes increased more that $1.1 million due primarily to a favorable property tax settlement, net of adjustments, of more than $1 million recorded in 1997.

New Accounting Standards and Pronouncements

During fiscal year 1999, the Company implemented two Statements of Financial Accounting Standards (SFAS). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the disclosure of comprehensive income and its components. SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Neither of the above standards had a material impact on the Company's financial reporting.

The Financial Accounting Standards Board issued new accounting standards which the Company will adopt in future periods. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for recording all derivative instruments as assets and liabilities measured at fair value. The standard was to be effective in the first quarter of fiscal year 2000, but was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" - an amendment of FASB Statement 133. As such, SFAS No. 133 will be effective in the first quarter of fiscal year 2001. The Company has not yet quantified the impacts of adopting SFAS No. 133 in the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." Both are effective in fiscal year 2000 and adoption is not expected to have a material impact on the Company's financial position.

Year 2000 Readiness

The Company has evaluated its principal computer systems and noninformation technology systems including, but not limited to, telecommunication systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. At September 30, 1999, all Company systems critical to the delivery of gas to customers are year 2000 compliant. All necessary program modifications and system upgrades and testing have been completed. Costs incurred to date and costs expected to be incurred to complete the year 2000 readiness are not material and will not have a material impact on the Company's financial position or results of operations.

The Company is currently assessing year 2000 issues with third parties with whom it has a material relationship. Although this assessment is ongoing, critical vendors contacted to date have indicated that interruption to service due to year 2000 problems is unlikely. Due to the complexity of the problem and the reliance on certain important vendors and suppliers, there can be no guarantee that year 2000 compliance for all computer systems and other systems will be achieved or that critical and important vendors and suppliers will achieve compliance. The successful upgrade of the Company's systems on a timely basis is critical to enable the Company to avoid business disruption and the loss of essential information or data in the year 2000. In addition, a disruption of the transmission of gas due to year 2000 problems experienced by the Company's gas supplier or other significant vendors and service providers could prevent the delivery of a sufficient amount of gas to enable the Company to serve certain customer segments.

Because of the difficulty of accessing year 2000 readiness of others outside the control of the Company, the Company considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Company's inability to serve its customers could result in increased costs, loss of business and other similar risks. In an effort to reduce the risks of non-compliance, the Company has updated its Emergency Plan to consider any foreseeable year 2000 contingencies.


Factors That May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding discussion of the Company's business and Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning the impact of changes in the cost of gas and cost of gas rates on total margin; projected capital expenditures and sources of cash to fund expenditures; the impact of regulatory proceedings on unbundling; year 2000 readiness; estimated costs of environmental remediation and regulatory approval of recovery; competition with other forms of energy; expansion of service in Berlin; the merger with Eastern; and customer bypass. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs and other regulatory assets; weather; results of regulatory proceedings on unbundling; impact of new pipeline supplies; costs of other sources of energy; expansion of service in Berlin; consummation of the merger with Eastern; customer bypass; and success of the Company's year 2000 readiness efforts and those of its vendors and customers.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

The Company does not enter into material market risk sensitive transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements required by Regulation S-X

Statements of Income                        EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,            1999        1998        1997
-------------------------------------------------------------------------
Operating revenues:
 Utility gas service                      $75,729     $84,274     $91,965
 Other                                        888       1,022       1,013
                                          -------------------------------
   Total operating revenues                76,617      85,296      92,978
                                          -------------------------------

Operating expenses:
 Cost of gas sold                          36,636      46,693      54,633
 Operations and maintenance                18,645      18,445      18,397
 Depreciation and amortization              6,322       5,381       4,969
 Taxes other than income taxes              3,634       3,738       2,590
 Federal and state income taxes             2,740       2,812       3,478
                                          -------------------------------
   Total operating expenses                67,977      77,069      84,067
                                          -------------------------------

Operating income                            8,640       8,227       8,911

Other income, net                             849       1,111         792

Reorganization cost                         1,053           -           -

Interest expense:
 Interest on long-term debt                 3,584       3,628       2,657
 Other interest                             1,021         797       1,061
                                          -------------------------------
   Total interest expense                   4,605       4,425       3,718
                                          -------------------------------
Net income                                $ 3,831     $ 4,913     $ 5,985
                                          ===============================




The accompanying notes are an integral part of these financial statements.


Balance Sheets                                                                 EnergyNorth Natural Gas, Inc.

(In thousands)
September 30,                                                                            1999          1998
-----------------------------------------------------------------------------------------------------------
Assets
 Property:
  Utility plant, at cost                                                             $169,856      $158,564
  Accumulated depreciation and amortization                                            56,126        51,309
                                                                                     ----------------------
    Net utility plant                                                                 113,730       107,255
                                                                                     ----------------------
 Current assets:
  Cash and temporary cash investments                                                   1,862         1,756
  Accounts receivable (net of allowances of $1,069 in 1999 and $1,088 in 1998)          1,109         1,828
  Unbilled revenues                                                                       559           516
  Deferred gas costs                                                                    1,524             -
  Materials and supplies                                                                1,505         1,411
  Supplemental gas supplies                                                             9,483         9,479
  Prepaid and deferred taxes                                                            2,415         1,766
  Recoverable FERC 636 transition costs                                                     -           252
  Prepaid expenses and other                                                            2,259         2,028
                                                                                     ----------------------
    Total current assets                                                               20,716        19,036
                                                                                     ----------------------

  Deferred charges and other assets:
  Regulatory asset - income taxes                                                       2,465         2,401
  Recoverable environmental costs                                                      11,646         6,113
  Other deferred charges and assets                                                     2,200         1,970
                                                                                     ----------------------
    Total deferred charges and other assets                                            16,311        10,484
                                                                                     ----------------------
Total assets                                                                         $150,757      $136,775
                                                                                     ======================

Stockholder's equity and liabilities
 Capitalization (see accompanying statements)                                        $ 86,807      $ 87,235
                                                                                     ----------------------
 Current liabilities:
  Notes payable to banks                                                               14,178         1,891
  Current portion of long-term debt                                                       412           450
  Inventory purchase obligation                                                         8,329         8,712
  Accounts payable                                                                      4,973         4,670
  Accounts payable to affiliates                                                        4,227         2,145
  Deferred gas costs                                                                        -         3,841
  Accrued interest                                                                        245           257
  Accrued and deferred taxes                                                              525           524
  Accrued FERC 636 transition costs                                                         -           252
  Accrued environmental remediation costs                                               4,132         2,345
  Customer deposits and other                                                             874         1,313
                                                                                     ----------------------
    Total current liabilities                                                          37,895        26,400
                                                                                     ----------------------

Commitments and contingencies
Deferred credits:
  Deferred income taxes                                                                20,326        17,930
  Unamortized investment tax credits                                                    1,487         1,610
  Regulatory liability - income taxes                                                   1,027         1,141
  Long-term environmental remediation costs                                               700             -
  Contributions in aid of construction and other                                        2,515         2,459
                                                                                     ----------------------
    Total deferred credits                                                             26,055        23,140
                                                                                     ----------------------
Total stockholder's equity and liabilities                                           $150,757      $136,775
                                                                                     ======================


                The accompanying notes are an integral part of these financial statements.







Statements of Capitalization                       EnergyNorth Natural Gas, Inc.

(In thousands, except share information)
September 30,                                                   1999        1998
--------------------------------------------------------------------------------
Capitalization:
 Common stockholder's equity:
  Common stock - par value of $25 per share;
    120,000 shares authorized, issued and outstanding        $ 3,000     $ 3,000
  Amount in excess of par value                               22,538      22,538
  Retained earnings                                           19,276      19,265
                                                             -------------------
      Total common stockholder's equity                       44,814      44,803
                                                             -------------------

 Long-term debt:
  First Mortgage Bonds
    Due 2009                               8.44%               3,333       3,667
    Due 2019                               9.70%               7,000       7,000
    Due 2020                               9.75%              10,000      10,000
    Due 2027                               7.40%              21,955      21,975


  Notes payable
    Due through 2001             prime plus .50%                 117         240
                                                             -------------------
                                                              42,405      42,882
  Less current portion                                           412         450
                                                             -------------------
      Total long-term debt                                    41,993      42,432
                                                             -------------------

Total capitalization                                         $86,807     $87,235
                                                             ===================


    The accompanying notes are an integral part of these financial statements.






Statements of Retained Earnings                  EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,               1999         1998         1997
------------------------------------------------------------------------------
Balance at beginning of year                 $19,265      $18,155      $15,819
Add - net income                               3,831        4,913        5,985
                                             ---------------------------------
                                              23,096       23,068       21,804
Deduct - cash dividends on common stock        3,820        3,803        3,649
                                             ---------------------------------
Balance at end of year                       $19,276      $19,265      $18,155
                                             =================================



The accompanying notes are an integral part of these financial statements.






Statements of Cash Flows                                                     EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,                                        1999           1998          1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                          $  3,831       $  4,913      $  5,985
 Noncash items:
  Depreciation and amortization                                         6,877          5,837         5,411
  Deferred taxes and investment tax credits, net                        2,095            292         1,526
 Changes in:
  Accounts receivable, net                                                719          1,169        (1,166)
  Unbilled revenues                                                       (43)            86           (20)
  Inventories                                                             (98)          (311)         (301)
  Prepaid expenses and other                                             (231)           (22)         (165)
  Deferred gas costs                                                   (5,365)         2,542         5,083
  Accounts payable                                                        303           (662)           46
  Accounts payable to affiliates, net                                   2,082           (288)        1,844
  Accrued liabilities                                                      11            (24)         (512)
  Accrued/prepaid taxes                                                  (649)          (143)       (1,153)
 Payments for environmental costs and other                            (4,547)           257        (3,214)
                                                                     -------------------------------------
    Net cash provided by operating activities                           4,985         13,646        13,364
                                                                     -------------------------------------
Cash flows from investing activities:
 Additions to property                                                (12,081)       (13,152)      (11,977)
                                                                     -------------------------------------
Cash flows from financing activities:
 Cash dividends on common stock                                        (3,820)        (3,803)       (3,649)
 Issuance of long-term debt                                                 -              -        22,217
 Repayment of long-term debt                                             (477)          (515)       (7,568)
 Repayment of capital lease obligation                                      -              -           (25)
 Change in notes payable to banks                                      12,287          1,891        (9,535)
 Change in inventory purchase obligation                                 (383)           860           (15)
 Change in other financing activities                                    (405)            76          (370)
                                                                     -------------------------------------
     Net cash provided by (used for) financing activities               7,202         (1,491)        1,055
                                                                     -------------------------------------

Net increase (decrease) in cash and temporary cash investments            106           (997)        2,442
Cash and temporary cash investments, beginning of year                  1,756          2,753           311
                                                                     -------------------------------------
Cash and temporary cash investments, end of year                     $  1,862       $  1,756      $  2,753
                                                                     =====================================


               The accompanying notes are an integral part of these financial statements.


ENERGYNORTH NATURAL GAS, INC.
Notes to Financial Statements

Note 1.  Accounting Policies

The significant accounting policies followed by EnergyNorth
Natural Gas, Inc. (Company) are set forth below.

Business Organization
---------------------

The Company is a wholly owned subsidiary of EnergyNorth, Inc. Transactions between the Company and other affiliated companies include payments for management, accounting, data processing and other services. The Company is a regulated gas distribution utility primarily located in southern and central New Hampshire and also provides service and sells appliances. The rates and accounting practices followed by the gas distribution subsidiary are regulated by the State of New Hampshire Public Utilities Commission (Commission). The Company's accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Certain Types of Regulation."

Revenue Recognition
-------------------

Revenues derived from the sale and transportation of natural gas are based on rates authorized by the Commission. Customers' meters are read and bills are rendered on a cycle basis throughout the month. The Company records unbilled revenues related to gas delivered but not billed at the end of the ac counting period.

Cost of Gas Rates
-----------------

The Company's tariff includes a cost of gas rate that permits billings to recover its cost of gas. The tariff provides for a cost of gas rate calculation for a summer period and a winter period. The Company may adjust the approved cost of gas rate upward or downward on a monthly basis. The monthly cumulative adjustments may not exceed 10% of the approved unit cost of gas sold. Any difference remaining between the cost of gas incurred and amounts billed to customers at the end of each summer or winter period is deferred for rate-making and accounting purposes to the next corresponding summer or winter period. Interest accrues on these amounts at the prime rate, adjusted quarterly.

Inventories
-----------
Inventories are valued on the basis of the lower of average cost or market.

Depreciation
------------

The Company provides for depreciation on the straight-line basis. The rates applied are approved by the Commission. Such rates were equivalent to a composite rate of 3.5% for the year ended September 30, 1999 and 3.4% for each of the years ended
September 30, 1998 and 1997. Under depreciation practices required by the Commission, when gas utility assets under the composite method are retired from service, the cost of the retired assets is removed from the property accounts and charged, together with any cost of removal, to the accumulated depreciation accounts.
For all other assets, when assets are sold or retired, the cost of the assets and their related accumulated depreciation are removed from the respective accounts, net removal costs are recorded and any gain or loss is included in income.

Deferred Charges
----------------

Total deferred charges consist primarily of regulatory assets and the cost of issuing debt. The Company has established various regulatory assets in cases where the Commission has permitted, or is expected to permit, recovery of specific costs over a period of time. At September 30, 1999, regulatory assets included $11.6 million for environmental investigation and remediation costs and $2.5 million of unrecovered deferred state income taxes (see Note6).

The unamortized cost of issuing debt at September 30, 1999 is $1.9 million. Deferred financing costs are amortized over the life of the related security. Other deferred charges are amortized over the recovery period specified by the Commission.

Investment Tax Credits
----------------------

Investment tax credits are amortized over the estimated useful life of the property that gave rise to the credit.

Fair Value of Financial Instruments
-----------------------------------

Because of the short maturity of certain assets, which include cash, temporary cash investments and accounts receivable, and certain liabilities, which include accounts payable and notes payable to banks, these instruments are stated at amounts that approximate fair value.

If long-term debt outstanding at September 30, 1999 had been refinanced using new issue debt rates of interest that on average are lower than the outstanding rates, the present value of those obligations would have increased from the amounts outstanding in the September 30, 1999 accompanying balance sheet by 3%. In the event of refinancing, there would be no gain or loss as, under established regulatory procedure, any such difference would be reflected in rates and have no effect on income.

Derivative Instruments and Hedging Activities
---------------------------------------------

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

The following table summarizes the types of hedges used and the related financial information as of September 30, 1999:

Notional volumes         Hedges of      NYMEX contracts
-------------------------------------------------------
Calls - MMBtu            Purchases                   105
Puts - MMBtu             Sales                       105

$ Amount (In thousands)
--------------------------------------------------------
Deferred gains, net                                 $(16)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual amounts could differ from those estimates.

Reclassifications
-----------------

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information were as follows
(in thousands):

                                            1999      1998      1997
--------------------------------------------------------------------
Cash paid during the year for:
 Interest (net of amount capitalized)     $4,330    $3,957    $3,821
 Income taxes                              1,119     2,761     3,557

In preparing the accompanying statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Inventory Financing

The Company finances gas inventory purchases through the use of a single purpose trust, which purchases gas with funds loaned to it by a bank. As the Company requires gas to service customers, gas is repurchased from the trust at original product cost plus financing costs and trust fees. The cost of gas and related financing are recoverable through the cost of gas charge.

The bank credit agreement provides for a .375% commitment fee on the credit line and interest at prime (8.25% at September 30, 1999) with a fixed-rate interest option at less than prime on the outstanding balance. The trust agreement provides for a management fee of $8,000 annually. The credit agreement between the trust and the bank provides for a total commitment of up to $10.5 million through March 31, 2001.

As of September 30, 1999 and 1998, the gas inventories under the trust agreement and controlled by the Company totaled $8.3 million and $8.7 million, respectively, and are included in inventories in the accompanying balance sheets. Inventory purchase obligations under this financing agreement are reflected as a current liability in the accompanying balance sheets.

Note 4.  Notes Payable to Banks

As of September 30, 1999, the Company had $15 million available under various unsecured bank lines of credit that are renewed annually, $14.2 million of which was outstanding. The weighted average interest rate on borrowings outstanding on September 30, 1999 was 6.1%. The lines bear interest at prime or less than prime on certain of the lines for fixed periods of time, and are due on demand. For some lines, the terms of the credit agreements require annual commitment fees of .25% of the lines.

Note 5.  Long-Term Debt

Interest payments for the First Mortgage Bonds are due semiannually. The First Mortgage Bonds are collateralized by first mortgage liens on substantially all real property and operating plant facilities.

The aggregate amounts of principal due for all long-term debt for each of the five years subsequent to September 30, 1999 are as follows (in thousands):

                        Fiscal year                        Amount
-----------------------------------------------------------------
                        2000                                 $412
                        2001                                  371
                        2002                                  333
                        2003                                  333
                        2004                                  333

Note 6.  Income Taxes

The Company files a consolidated federal income tax return with its parent company. For financial reporting and rate purposes, the Company provides taxes on a separate return basis.

At September 30, 1999 and 1998, a SFAS No. 109 related regulatory liability amounted to $824,000 and $892,000, respectively, for the tax benefit of unamortized investment tax credits, and $203,000 and $249,000, respectively, for the excess reserves for deferred taxes as a result of pre-July 1, 1987 deferred income taxes that were recorded in excess of the current federal statutory income tax rate.

A deferred state income tax liability and a corresponding regulatory asset of approximately $2.5 million, representing revenues the Company expects to recover from gas service customers, were established at September 30, 1994 as a result of recording deferred state income taxes on the cumulative temporary differences due to a change in New Hampshire tax law. Effective June 2, 1994, the 1% franchise tax assessed on sales of natural gas was repealed. Prior to the change in tax law, the franchise tax was permitted as a credit against the New Hampshire Business Profits Tax (NHBPT). Because franchise tax payments exceeded the NHBPT, the Company never incurred a NHBPT liability; therefore, no deferred state income taxes related to temporary differences were recorded.

The tax effects of cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the years ended September 30, 1999 and 1998 were as follows (in thousands):


                                               1999         1998
----------------------------------------------------------------
Deferred tax assets:
 Deferred gas costs                         $     -      $ 1,450
 Contributions in aid of construction           794          759
 Unamortized investment tax credits             506          545
 Allowance for doubtful accounts                414          419
 Deferred compensation                          343          262
 Other                                          433          864
                                            --------------------
   Total deferred tax assets                  2,490        4,299
                                            --------------------

Deferred tax liabilities:
 Property-related                            18,116       17,073
 Environmental costs                          2,645        1,455
 Other                                        2,047        1,972
                                            --------------------
   Total deferred tax liabilities            22,808       20,500
                                            --------------------
Net deferred tax liability                  $20,318      $16,201
                                            ====================

Deferred income taxes were classified in the accompanying balance sheets at September 30, 1999 and 1998 as follows (in thousands):


                                                            1999         1998
-----------------------------------------------------------------------------
Current                                                  $    (8)     $(1,729)
Long-term                                                 20,326       17,930
                                                         --------------------
   Total                                                 $20,318      $16,201
                                                         ====================

The components of federal and state income taxes reflected in the accompanying statements of income for the years ended September 30, 1999, 1998 and 1997 were as follows (in thousands):


                                               1999         1998         1997
-----------------------------------------------------------------------------
Federal:
 Current                                     $ (630)      $2,702       $3,369
 Deferred                                     2,996         (268)        (378)
 Investment tax credits                        (123)        (124)        (136)
                                             --------------------------------
   Total federal                              2,243        2,310        2,855
                                             --------------------------------

State:
 Current                                       (276)         555          701
 Deferred                                       773          (53)         (78)
                                             --------------------------------
   Total state                                  497          502          623
                                             --------------------------------
Total provision for income taxes             $2,740       $2,812       $3,478
                                             ================================


The total federal and state income tax provision, as a percentage of income before federal and state income taxes, was 41.7%, 36.4% and 36.7% for the years ended September 30, 1999, 1998 and 1997, respectively. The significant increase in the effective federal and state income tax rate is due to reorganization costs that are not tax deductible. The following table reconciles the income tax provision calculated using the federal statutory tax rate of 34% to the book provision for federal and state income taxes
(in thousands):



                                                           1999        1998       1997
--------------------------------------------------------------------------------------
Tax calculated at statutory rate                         $2,234      $2,627     $3,217
Increase (reduction) in effective tax resulting from:
 Amortization of investment tax credit                     (123)       (124)      (136)
 Adjustment due to change in tax rates                      (28)        (28)       (28)
 State taxes, net of federal tax benefit                    328         331        411
 Other, net                                                 329           6         14
                                                         -----------------------------
Total provision for income taxes                         $2,740      $2,812     $3,478
                                                         =============================


Note 7.  Employee Benefit Plans

Pension Plans
-------------

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

The expense recorded in fiscal 1999, 1998 and 1997 for providing postretirement benefits, including amortization of the accumulated projected benefit obligation over a 20-year period, was $173,000, $230,000 and $216,000, respectively.

The Company has funded these benefit costs by making cash contributions, at the same level of expense recorded, to a voluntary employee benefit association (VEBA) trust.



(In thousands)                                               Pension              Medical and life
                                                       -------------------------------------------
For the years ended September 30,                        1999       1998          1999        1998
--------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year              $8,425     $7,336        $2,439      $2,522
  Service cost                                            274        245            52          49
  Interest cost                                           576        537           167         186
  Participant contributions                                 -          -             -           -
  Plan amendments                                           -          -             -           -
  Benefits paid                                          (452)      (388)         (146)       (117)
  Actuarial (gain) or loss                               (595)       695           (59)       (201)
                                                       -------------------------------------------
  Benefit obligation at end of year                    $8,228     $8,425        $2,453      $2,439
                                                       ===========================================

Change in plan assets:
  Fair value of plan assets at beginning of year       $9,167     $9,135        $1,248      $1,064
  Actual return on plan assets                            898        201            80          76
  Employer contributions                                  222        218           187         226
  Participant contributions                                 -          -             -           -
  Benefits paid                                          (452)      (387)         (146)       (118)
                                                       -------------------------------------------
  Fair value of plan assets at end of year             $9,835     $9,167        $1,369      $1,248
                                                       ===========================================








(In thousands)                                                  Pension              Medical and life
                                                           -------------------------------------------
For the years ended September 30,                            1999       1998          1999        1998
------------------------------------------------------------------------------------------------------
Reconciliation of funded status:
  Funded status                                            $1,607     $  741       $(1,084)    $(1,191)
  Contributions between 7/31 and 9/30                           -          -            43          57
  Unrecognized actuarial (gain) or loss                      (294)       372          (919)       (966)
  Unrecognized transition (asset) of obligation              (205)      (265)        1,961       2,101
  Unrecognized prior service cost                             183        239             -           -
                                                           -------------------------------------------
  Net amount recognized at year end                        $1,291     $1,087       $     1     $     1
                                                           ===========================================

 Additional year-end information for plans
 with benefit obligations in excess of plan
 assets:
   Benefit obligation                                     $    -     $    -       $ 2,453     $ 2,439
   Fair value of plan assets                                   -          -         1,369       1,248

 Components of net periodic benefit cost:
   Service cost                                           $  274     $  245       $    52     $    50
   Interest cost                                             576        537           167         186
   Expected return on plan assets                           (827)      (729)         (124)       (102)
   Amortization of prior service cost                         56         56             -           -
   Amortization of transitional (asset) or obligation        (60)       (60)          140         140
   Recognized actuarial (gain) or loss                         -          -           (62)        (44)
                                                          -------------------------------------------
   Net period benefit cost                                $   19     $   49       $   173     $   230
                                                          ===========================================

 Weighted-average assumptions:
   Discount rate                                            7.50%      7.00%         7.50%       7.00%
   Expected long-term rate of return on plan assets         9.50%      9.50%         9.50%       9.50%
   Rate of compensation increase                            4.00%      4.00%         4.00%       4.00%





The prior service cost is amortized on a straight-line basis over the average remaining service period for active participants.
The gain or loss in excess of the greater of 10% of the benefit obligation or the market value of assets is amortized on a straight-line basis over the average remaining service period for active participants.

Assumed Health Care Cost Trend

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 5% for 2002 and remain at that level thereafter. For 1999, the annual rate of increase for age post 65 was changed to 10% , decreasing gradually to 5% for 2004 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects for 1999:

                                               One percentage    One percentage
                                               point increase    point decrease
                                               --------------------------------
Total of service and interest cost compnents      $  9,743          $ (9,032)
Postretirement benefit obligation                  100,603           (93,820)

The Company has employee 401(k) savings and investment plans covering substantially all employees. The Company made contributions of $76,000, $87,000 and $85,000 for the years ended
September 30, 1999, 1998 and 1997, respectively.

Note 8.  Operating Leases

The Company leases certain facilities and equipment under long-term, noncancelable operating lease agreements having terms greater than one year. Future minimum rental commitments for these leases, at September 30, 1999, are approximated as follows (in thousands):

                        Fiscal year                        Amount
-----------------------------------------------------------------
                        2000                                  $89
                        2001                                   51
                        2002                                   28
                        2003                                    9
                        2004                                    9

The total rental expense charged to operations for the years ended September 30, 1999, 1998 and 1997 was approximately
$735,000, $807,000 and $947,000, respectively.

Note 9. Commitments and Contingencies

Contracts
---------

The Company has various contractual agreements covering the transportation of natural gas, underground storage facilities and the purchase of natural gas, which are recoverable under the Company's cost of gas rates. These contracts expire at various times from 1999 to 2011.

Litigation
----------

The Company has been named in certain lawsuits arising from normal operations. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Environmental Issues
--------------------

The Company, and certain of its predecessors, own or owned several facilities at which manufactured gas plants (MGP) operated. MGPs were used to manufacture gas prior to the introduction of natural gas to the Company's service area. Generally, MGPs operated from the late 1800s to the early 1950s. The MGPs produced wastes and by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. Relevant environmental laws can be used by the state and federal government to hold the Company strictly liable for the costs of studying and remedying discarded by-products from MGPs owned and operated by its predecessors. The Company accrues environmental investigation and cleanup costs with respect to former MGPs and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

The New Hampshire Department of Environmental Services (NHDES) has required the Company to undertake remedial investigation and/or remedial action at MGPs located in Concord, Laconia, Nashua, and Dover, New Hampshire. At each MGP, the Company is responding to the NHDES's requirements as described below.

In September 1992, the NHDES required the Company to undertake a remedial investigation of the former MGP in Concord, New Hampshire. Study and remediation associated with the Concord MGP is ongoing. The estimated cost to complete this remedial action ranges from $690,000 to $1.6 million, and the Company has recorded $690,000 at September 30, 1999 in deferred charges. The Company received an order from the Commission approving recovery from customers, over a seven-year period, of substantially all costs, excluding carrying costs, incurred for the Concord MGP. The total unamortized balance for the Concord site, including the gas holder site, was $4.4 million as of September 30, 1999.

At the direction of the NHDES, the Company and Public Service Company of New Hampshire (PSNH), an electric utility company, conducted a remedial investigation of a former MGP in Laconia, New Hampshire, and in January 1999 prepared a Remedial Action Plan for that site. Without admitting any liability, on September 3, 1999, the Company entered into a Site Responsibilities and Indemnity Agreement (SRIA) with PSNH. Pursuant to the SRIA, the Company will pay $4.2 million to PSNH over a twenty-four (24) month period. In exchange, PSNH will assume responsibility for all future site study and remediation, and PSNH will indemnify the Company against such costs. The Company's legal liability under state and federal laws is unaffected by the SRIA. Through September 30, 1999, the Company has paid $1 million under the SRIA. The estimated costs associated with work undertaken prior to the SRIA ranges from $117,000 to $517,000, and the Company has recorded $3.3 million in deferred charges at September 30, 1999.
During 1998, the Company and PSNH received Notice of Potential Responsibility from the Environmental Protection Agency (EPA) for the so-called Nashua River Asbestos Site. The EPA contends that wastes released from the former MGP in Nashua, New Hampshire are commingled with asbestos wastes from a former Johns Manville facility located adjacent to the former MGP. The Company's share of costs to complete the disposal of contaminants that are the subject of EPA claims are estimated to range from $375,000 to $450,000. The Company and PSNH subsequently received a notice from the NHDES requiring the investigation of the former MGP site in Nashua. The Company estimates the cost of site investigation and characterization at the Nashua MGP to range from $250,000 to $325,000. The Company recorded $625,000 in deferred charges at September 30, 1999.

In April 1999, the Company received notice from the NHDES to investigate the former MGP site in Dover, New Hampshire. PSNH and another utility company, Northern Utilities, received similar notices concerning the Dover MGP from the NHDES. The Company estimates its cost of that investigation and characterization to range from $200,000 to $400,000. The Company has recorded $200,000 in deferred charges at September 30, 1999.

The Commission has approved a generic recovery mechanism for costs incurred at all MGP sites, except recovery for the Concord site noted above, which provides for a seven-year recovery period of substantially all costs, excluding carrying costs. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred to future periods with recovery of applicable carrying costs.

The Company intends to pursue insurance recovery as well as recovery from other responsible parties to ensure that such third parties contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. All recoveries serve to reduce the seven-year environmental surcharge period to customers. The Company has instituted suits in the United States Federal District Court for New Hampshire and in New Hampshire superior courts against one third party, as well as the Company's insurers and insurers of its predecessors to recover the costs of investigation and remediation of the Concord, Nashua, Dover and Laconia MGP sites. In each litigation, the Company is seeking declaratory judgment that its insurers owe the Company a defense and/or indemnification for environmental claims associated with each respective MGP. Through September 30, 1999, the Company has recovered a total of $4.3 million in settlement of third-party MGP litigation.

Note 10.  Merger

On July 14, 1999, ENI and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provides for the merger of ENI with a subsidiary of Eastern, as a result of which ENI's subsidiaries would become wholly owned subsidiaries of Eastern. On November 4, 1999, Eastern entered into an agreement to merge with KeySpan Corporation and, as a result, ENI and Eastern amended the Agreement. Under the amended Agreement, holders of outstanding shares of ENI's common stock will be paid entirely in cash and the closing will take place simultaneously with the Eastern merger with KeySpan Corporation. If the Eastern/KeySpan Corporation merger is not completed, ENI and Eastern would nonetheless merge, and holders of outstanding shares of ENI's common stock can elect to receive cash, Eastern common stock or a combination of cash and stock as set forth in the Agreement. Completion of the merger is subject to approval by ENI's stockholders and receipt of satisfactory regulatory approvals, including approval by the State of New Hampshire Public Utilities Commission (Commission) and the Securities and Exchange Commission. Reorganization costs incurred by the Company as a result of the impending merger were $1.1 million in 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
EnergyNorth Natural Gas, Inc.:

We have audited the accompanying balance sheets and statements of capitalization of EnergyNorth Natural Gas, Inc. (a New Hampshire corporation and a wholly-owned subsidiary of EnergyNorth, Inc.) as of September 30, 1999 and 1998, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnergyNorth Natural Gas, Inc. as of September 30, 1999 and 1998, and the results of it operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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




ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 5, 1999





(b) Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)      EnergyNorth Natural Gas, Inc.

                   Operating         Operating      Net income
(In thousands)      revenues     income (loss)          (loss)    Cash dividends
--------------------------------------------------------------------------------
First Quarter
1999                 $22,019            $3,984          $2,992              $934
1998                  27,135             4,512           3,826               935
--------------------------------------------------------------------------------
Second Quarter
1999                  36,441             7,040           6,118               934
1998                  37,479             6,113           5,264               935
--------------------------------------------------------------------------------
Third Quarter
1999                  11,383              (877)         (1,770)              976
1998                  13,106              (816)         (1,672)            1,000
--------------------------------------------------------------------------------
Fourth Quarter
1999                   6,774            (1,507)         (3,509)              976
1998                   7,576            (1,582)         (2,505)              933
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

There were no such matters during the fiscal year ended September 30, 1999.



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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  List of documents filed as part of this Report

     (1) Financial Statements

         The following financial statements are included herein under




         Part II, Item 8:



                                                                            Page No(s).
                                                                          in this Report
                                                                         ----------------
          Statements of Income for the years ended
            September 30, 1999, 1998 and 1997                                   18
          Balance Sheets at September 30, 1999 and 1998                         19
          Statements of Capitalization at September 30, 1999 and 1998           20
          Statements of Retained Earnings for the years
            ended September 30, 1999, 1998 and 1997                             21
          Statements of Cash Flows for the years ended
            September 30, 1999, 1998 and 1997                                   22
          Notes to Financial Statements                                       23-33
          Report of Independent Public Accountants                              34
          Supplementary Financial Information                                   35



     (2) Financial Statement Schedules

         The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:



           Schedule                                                         Page No. in
           Number                      Description                          this Report
           ------                      -----------                          -----------

           II            Valuation and Qualifying Accounts for the
                         three years ended September 30, 1999                   38

           Report of Independent Public Accountants                             34

           Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.




     (3)   Exhibits Required by Item 601 of Regulation S-K

                See Exhibit Index on pages 40 and 41.

(b)  Reports on Form 8-K

     A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on July 20, 1999 by the Company regarding ENI's plan to merge with Eastern.

(c)  Exhibits - See Exhibit Index on pages 41 and 42.

(d)  Financial Statement Schedules

                                                                                                     SCHEDULE II



                  ENERGYNORTH NATURAL GAS, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

Reserves that are deducted in the balance sheets from assets to which they apply:


                                                                     Additions
                                                          ------------------------------
                                          Balance at                          Charged to                    Balance
   Year ended                              beginning      Charged to costs         other                     at end
September 30,    Description               of period          and expenses   accounts(1)    Deductions    of period
-------------------------------------------------------------------------------------------------------------------
         1999    Allowance for
                   doubtful accounts         $1,088           $  880             $167        $1,066         $1,069
         1998    Allowance for
                   doubtful accounts          1,309            1,080              118         1,419          1,088
         1997    Allowance for
                   doubtful accounts          1,176            1,190              136         1,193          1,309

_____________________
(1)  Represents recoveries on accounts previously written off

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ENERGYNORTH NATURAL GAS, INC.

Date:  December 17, 1999        by: /s/ Robert R. Giordano
                                    -------------------------
                                    Robert R. Giordano
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 17, 1999.


/s/ Robert R. Giordano                Director and Chief Executive Officer
------------------------              (principal executive officer)
Robert R. Giordano

/s/ Michelle L. Chicoine              Director, President and Chief Operating
------------------------              Officer
Michelle L. Chicoine


/s/ Frank L. Childs                   Director, Senior Vice President
------------------------              and Chief Financial Officer
Frank L. Childs                       (principal financial officer)


/s/ David A. Skrzysowski              Vice President and Controller
------------------------              (principal accounting officer)
David A. Skrzysowski


/s/ Edward T. Borer                   Director
------------------------
Edward T. Borer


/s/ N. George Mattaini                Director
------------------------
N. George Mattaini

                               EXHIBIT INDEX



     The exhibits listed below are filed herewith, or are incorporated herein by reference to other filings.

Exhibit
Number                      Description

 2.0 Agreement and Plan of Reorganization dated July 14,1999 among Eastern Enterprises, EE Acquisition Company, and EnergyNorth, Inc. is incorporated by reference to Exhibit
         2.0 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1999.

 2.1 Amendment No. 1 to Agreement and Plan of Reorganization dated November 4, 1999 is incorporated by reference to
         Exhibit 2.1 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1999.

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

10.2 Gas transportation agreement (Contract No. 632), dated as of September 1, 1993, between Tennessee Gas Pipeline Company and EnergyNorth Natural Gas, Inc. is incorporated by reference to
         Exhibit 10.2 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1995.

10.3     Contract Restructuring Letter Agreement
         between Tennessee Gas Pipeline Company and EnergyNorth
         Natural Gas, Inc. effective November 1, 1999 is incorporated by reference to Exhibit 10.3 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1999.

10.4     Tax Sharing Agreement, dated as of October 1,
         1988, is incorporated by reference to Exhibit 10.21 to EnergyNorth Natural Gas, Inc.'s Registration
         Statement  on  Form  S-1, No. 333-32949, dated August 6,
         1997.

10.5 Cost Allocation Agreement, dated as of October 1, 1996, is incorporated by reference to 10.22 to EnergyNorth Natural Gas, Inc.'s Amendment No. 2 to Registration Statement on
         Form S-1, No. 333-32949, dated September 17, 1997.

27       Financial Data Schedule of the Registrant.