Form 10-Q
period 1999-12-31
ENERGYNORTH NATURAL GAS INC
filed 2000-01-27
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on January 27, 2000, the filing date of this report.




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1999 data)
                                 (In thousands)


                                                               December 31,       September 30,
                                                            1999          1998             1999
                                                        ----------------------    -------------
Property:
 Utility plant, at cost                                 $172,707      $161,394         $169,856
 Accumulated depreciation and amortization                57,347        52,759           56,126
                                                        ----------------------    -------------
    Net utility plant                                    115,360       108,635          113,730
                                                        ----------------------    -------------

Current assets:
 Cash and temporary cash investments                       1,676         1,941            1,862
 Accounts receivable (net of allowances of $1,112,
  $1,248 and $1,069, respectively)                         7,086         5,375            1,109
 Unbilled revenues                                         3,638         3,522              559
 Deferred gas costs                                        5,237            29            1,524
 Materials and supplies                                    1,437         1,510            1,505
 Supplemental gas supplies                                 8,409         8,824            9,483
 Prepaid and deferred taxes                                1,586         2,282            2,415
 Prepaid expenses and other                                2,019           732            2,259
                                                        ----------------------    -------------
    Total current assets                                  31,088        24,215           20,716
                                                        ----------------------    -------------

Deferred charges and other assets:
 Regulatory asset - income taxes                           2,465         2,401            2,465
 Recoverable environmental costs                          11,154         6,596           11,646
 Other deferred charges and assets                         2,370         2,107            2,200
                                                        ----------------------    -------------
    Total deferred charges and other assets               15,989        11,104           16,311
                                                        ----------------------    -------------
Total assets                                            $162,437      $143,954         $150,757
                                                        ======================    =============

                 See accompanying notes to condensed financial statements.





                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1999 data)
                    (In thousands, except share information)


                                                            December 31,       September 30,
                                                         1999          1998             1999
                                                     ----------------------    -------------
Capitalization:
 Common stockholder's equity:
  Common stock - par value of $25 per
   share; 120,000 shares authorized,
   issued and outstanding                            $  3,000      $  3,000         $  3,000
  Amount in excess of par                              22,538        22,538           22,538
  Retained earnings                                    21,267        21,323           19,276
                                                     ----------------------    -------------
    Total common stockholder's equity                  46,805        46,861           44,814
 Long-term debt                                        42,027        42,411           41,993
                                                     ----------------------    -------------
Total capitalization                                   88,832        89,272           86,807
                                                     ----------------------    -------------

Current liabilities:
 Notes payable to banks                                20,500         7,942           14,178
 Notes payable to affiliate                               200             -                -
 Current portion of long-term debt                        468           436              412
 Inventory purchase obligation                         10,139         9,928            8,329
 Accounts payable                                       6,155         5,622            4,973
 Accounts payable to affiliates                         4,392         1,364            4,227
 Accrued interest                                       1,127         1,156              245
 Accrued and deferred taxes                               891         2,104              525
 Accrued environmental remediation costs                1,742         2,822            4,132
 Customer deposits and other                              788           255              874
                                                     ----------------------    -------------
    Total current liabilities                          46,402        31,629           37,895
                                                     ----------------------    -------------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                                 20,785        17,838           20,326
 Unamortized investment tax credits                     1,456         1,610            1,487
 Regulatory liability - income taxes                      999         1,129            1,027
 Long-term environmental remediation costs              1,429             -              700
 Contributions in aid of construction and other         2,534         2,476            2,515
                                                     ----------------------    -------------
    Total deferred credits                             27,203        23,053           26,055
                                                     ----------------------    -------------
Total stockholder's equity and liabilities           $162,437      $143,954         $150,757
                                                     ======================    =============


                 See accompanying notes to condensed financial statements.





                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                        For the periods ended December 31
                                   (Unaudited)
                                 (In thousands)


                                             Three Months              Twelve Months
                                          1999          1998         1999         1998
                                       ---------------------      --------------------
Operating revenues                     $24,658       $22,019      $79,256      $80,180

Operating expenses:
 Cost of gas sold                       10,852          8,905      38,583       42,444
 Operations and maintenance              4,745          4,891      18,499       18,452
 Depreciation and amortization           1,698          1,527       6,493        5,554
 Taxes other than income taxes             640            969       3,305        3,702
 Federal and state income taxes          2,195          1,743       3,192        2,329
                                       ----------------------     --------------------
    Total operating expenses            20,130         18,035      70,072       72,481
                                       ----------------------     --------------------

Operating income                         4,528          3,984       9,184        7,699

Other income                               285            295         839          983

Reorganization cost                        610              -       1,663            -

Interest expense:
 Interest on long-term debt                895            902       3,577        3,616
 Other interest                            352            385         988          987
                                       ----------------------     --------------------
    Total interest expense               1,247          1,287       4,565        4,603
                                       ----------------------     --------------------
Net income                             $ 2,956       $  2,992     $ 3,795      $ 4,079
                                       ======================     ====================



                 See accompanying notes to condensed financial statements.





                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                     For the three months ended December 31
                                   (Unaudited)
                                 (In thousands)


                                                                        1999           1998
                                                                     ----------------------
Cash flows from operating activities:
 Net income                                                          $ 2,956        $ 2,992
 Noncash items:
   Depreciation and amortization                                       1,730          1,635
   Deferred taxes and investment tax credits, net                        400           (104)
 Changes in:
   Accounts receivable, net                                           (5,977)        (3,547)
   Unbilled revenues                                                  (3,079)        (3,006)
   Inventories                                                         1,142            556
   Prepaid expenses and other                                            240          1,296
   Deferred gas costs                                                 (3,713)        (3,870)
   Accounts payable                                                    1,182            952
   Accounts payable to affiliates, net                                   165           (781)
   Accrued liabilities                                                   852           (254)
   Accrued/prepaid taxes                                               1,196          1,063
 Payments for environmental costs and other                           (1,701)          (419)
                                                                     ----------------------
    Net cash used for operating activities                            (4,607)        (3,487)
                                                                     ----------------------

Cash flows from investing activities:
 Additions to property                                                (2,998)        (2,739)

Cash flows from financing activities:
 Cash dividends on common stock                                         (965)          (934)
 Issuance of long-term debt                                              167              -
 Repayment of long-term debt                                             (77)           (35)
 Change in notes payable to banks                                      6,322          6,051
 Change in note payable to affiliate                                     200              -
 Change in inventory purchase obligation                               1,810          1,216
 Change in other financing activities                                    (38)           113
                                                                     ----------------------
    Net cash provided by financing activities                          7,419          6,411
                                                                     ----------------------

Net (decrease) increase in cash and temporary cash investments          (186)           185
Cash and temporary cash investments, beginning of period               1,862          1,756
                                                                     ----------------------
Cash and temporary cash investments, end of period                   $ 1,676        $ 1,941
                                                                     ======================


                 See accompanying notes to condensed financial statements.

                 ENERGYNORTH NATURAL GAS, INC.
            Notes to Condensed Financial Statements
                         December 31, 1999
                         (Unaudited)


EnergyNorth Natural Gas, Inc. (Company) is a wholly owned subsidiary of EnergyNorth, Inc. (ENI), operating primarily in southern and central New Hampshire. The Company also services Berlin, New Hampshire located in the northern part of the state. Its principal business is the purchase, transportation and sale of natural gas for residential, commercial and industrial use in
New Hampshire.   The Company's rates charged to customers are
regulated by the State of New Hampshire Public Utilities Commission (Commission). The Commission is required by New Hampshire law to allow the Company to charge rates that are just and reasonable, such that the Company is compensated for the cost of providing service and allowed a reasonable rate of return on its investment.

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1999 and 1998 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1999 and 1998. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

                     ENERGYNORTH NATURAL GAS, INC.
          Notes to Condensed Financial Statements (continued)
                             December 31
                             (Unaudited)



Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                  1999         1998
-------------------------------------------------------------------
Cash paid (received) during the period for:
 Interest (net of amount capitalized)             $427       $  228
 Income taxes                                      (55)       1,316

In preparing the accompanying condensed statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 9 in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

                 ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
                       December 31, 1999




Results of Operations
---------------------

Net income was $3.0 million for the three-month periods ended December 31, 1999 and 1998. For the twelve months ended December 31, 1999, net income was $3.8 million compared to $4.1 million in the prior period. Impacting financial results for the quarter ended December 31, 1999 were reorganization costs of $610,000 incurred as a result of the pending merger with Eastern Enterprises. Reorganization costs for the twelve-month period ended December 31, 1999 were $1.7 million.

Temperatures for the three-month and twelve-month periods ended December 31, 1999 were significantly warmer than normal, but colder than the prior comparable periods. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.



             Actual       Actual                 Change vs.       Change vs.
            12-31-99     12-31-98    Normal    Previous Period      Normal
            --------     --------    ------    ---------------    ----------

3 months     2,345        2,293      2,535          2.3%            (7.5)%
12 months    6,750        6,267      7,389          7.7%            (8.7)%



Quarterly Comparison
--------------------
Total operating revenues increased almost $2.7 million, or 12%, for the quarter ended December 31, 1999. The average number of customers increased 2.9% for the quarter, the weather was 2.3% colder, and firm sendout, including transportation, increased 4.6% compared to the same quarter in the previous period. Although greater sendout was the primary reason for the increase in revenue, higher purchased gas costs of $1.4 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Changes in the cost of gas rates affect operating revenues; however, they do not affect total margin because the cost of gas rate is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin increased 5.3% for the quarter.

Operation and maintenance expense decreased almost 3% from the prior comparable period as a result of reduced staffing levels and increased capital activity.

Depreciation and amortization expense increased for the period due to capital additions and amortization of environmental remediation costs.

Lower property taxes resulting from reduced property tax rates was the main reason for the significant decrease in taxes other than income taxes. Reorganization costs are not currently tax

                  ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                       December 31, 1999



deductible. The higher level of pretax income is the main reason for the increase in federal and state income taxes.

Twelve-Month Comparison
-----------------------

Operating revenues were $79.3 million for the twelve-month period ended December 31, 1999 compared to $80.2 million in the prior period. The slight decrease resulted primarily from lower cost of gas rates due to reductions in the cost of gas. Partially offsetting the impact of lower cost of gas charges was the 2.5% growth in the average number of customers. Customer growth combined with temperatures that were 7.7% colder than the prior twelve-month period resulted in an 8.2% increase in firm sendout. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. Total margin from operations increased 7.8%.

Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs.

Taxes other than income taxes decreased almost 11% as a result of favorable property tax rates.

Reorganization costs are not currently tax deductible. The higher level of pretax income is the main reason for the increase in federal and state income taxes.

Capital Resources and Liquidity
-------------------------------

The Company's major capital requirements result from normal replacements, efforts to improve the efficiency of the existing plant and serving additional customers. For the three months ended December 31, 1999, capital expenditures totaled approximately $3 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

The undercollected deferred gas costs balance at December 31, 1999 is due to the timing of the recovery of purchased gas costs.

Capital expenditures, environmental remediation and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1999, the Company had unsecured bank lines of credit of $20.5 million, all of which was outstanding.

Construction expenditures for fiscal 2000 are expected to total approximately $12 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

                  ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                       December 31, 1999



Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites and additional settlement payments are currently estimated to range from $3.1 million to $3.7 million. In addition to costs incurred to date, the Company has recorded $1.7 million as an accrued current liability and $1.4 million as a long-term liability at December 31, 1999 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

Year 2000 Readiness
-------------------

All Company systems critical to the delivery of gas to customers were year 2000 compliant and ready for the transition to year 2000 prior to December 31, 1999. Costs incurred to complete year 2000 readiness were not material. The Company has not experienced any year 2000 problems to date. The Company will continue to monitor its systems and significant relationships with third parties.

Factors that May Affect Future Results
--------------------------------------

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and cost of gas rates on total margin; projected capital expenditures and sources of cash to fund expenditures; year 2000 readiness; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs and other regulatory assets; weather; year 2000 readiness; results of regulatory proceedings on unbundling; and impact of new pipeline supplies.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of pending legal proceedings is contained in the Company's Annual Report on Form 10-K for the fiscal year ended
September 30, 1999.

No further material legal proceedings or material developments occurred in the quarter ended December 31, 1999.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

     27  -     Financial Data Schedule
          (Submitted only in electronic format to the Securities and Exchange Commission)

(b)  Reports on Form 8-K:

          A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on November 10, 1999 by the Company regarding Amendment No. 1 to the Agreement and Plan of Reorganization dated July 14, 1999 entered into by ENI and Eastern Enterprises.

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




                                        EnergyNorth Natural Gas, Inc.
                                                 (Registrant)




Date:  January 27, 2000                     /s/  DAVID A. SKRZYSOWSKI
                                       -------------------------------------
                                       David A. Skrzysowski, duly authorized
                                           Vice President & Controller
                                          (Principal Accounting Officer)