Form 10-Q
period 2000-03-31
ENERGYNORTH NATURAL GAS INC
filed 2000-04-27
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on April 27, 2000, the filing date of this report.




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1999 data)
                                 (In thousands)

                                                         March 31,          September 30,
                                                     2000         1999               1999
                                                 ---------------------      -------------

Property:
 Utility plant, at cost                          $174,195     $162,571           $169,856
 Accumulated depreciation and amortization         58,610       53,976             56,126
                                                 ---------------------           --------
   Net utility plant                              115,585      108,595            113,730
                                                 ---------------------           --------

Current assets:
 Cash and temporary cash investments                1,768        1,398              1,862
 Accounts receivable (net of allowances of
  $1,112, $1,260 and $1,069, respectively)         14,523       10,119              1,109
 Unbilled revenues                                  1,459        1,641                559
 Deferred gas costs                                 1,385          535              1,524
 Materials and supplies                             1,465        1,615              1,505
 Supplemental gas supplies                          2,638        4,062              9,483
 Prepaid and deferred taxes                           639        1,423              2,415
 Prepaid expenses and other                         1,991        1,758              2,259
                                                 ---------------------           --------
    Total current assets                           25,868       22,551             20,716
                                                 ---------------------           --------

Deferred charges and other assets:
 Regulatory asset - income taxes                    2,746        2,401              2,465
 Recoverable environmental costs                   10,152       10,198             11,646
 Other deferred charges and assets                  2,384        2,148              2,200
                                                 ---------------------           --------
    Total deferred charges and other assets        15,282       14,747             16,311
                                                 ---------------------           --------

Total assets                                     $156,735     $145,893           $150,757
                                                 =====================           ========



               See accompanying notes to condensed financial statements.








                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1999 data)
                    (In thousands, except share information)

                                                            March 31,          September 30,
                                                        2000         1999               1999
                                                    ---------------------      -------------

Capitalization:
 Common stockholder's equity:
  Common stock - par value of $25 per
   share; 120,000 shares authorized,
   issued and outstanding                           $  3,000     $  3,000           $  3,000
  Amount in excess of par                             22,538       22,538             22,538
  Retained earnings                                   26,361       26,507             19,276
                                                    ---------------------           --------
    Total common stockholder's equity                 51,899       52,045             44,814
 Long-term debt                                       41,624       42,052             41,993
                                                    ---------------------           --------
Total capitalization                                  93,523       94,097             86,807
                                                    ---------------------           --------

Current liabilities:
 Notes payable to banks                               14,530        4,025             14,178
 Current portion of long-term debt                       443          418                412
 Inventory purchase obligation                         3,647        5,229              8,329
 Accounts payable                                      6,521        6,128              4,973
 Accounts payable to affiliates                        4,003        1,845              4,227
 Accrued interest                                        253          260                245
 Accrued  and deferred taxes                           5,337        4,023                525
 Accrued environmental remediation costs               1,936        5,371              4,132
 Customer deposits and other                             629        1,309                874
                                                    ---------------------           --------
    Total current liabilities                         37,299       28,608             37,895
                                                    ---------------------           --------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                                20,334       18,064             20,326
 Unamortized investment tax credits                    1,426        1,549              1,487
 Regulatory liability - income taxes                     971        1,084              1,027
 Long-term environmental remediation costs               645            -                700
 Contributions in aid of construction and other        2,537        2,491              2,515
                                                    ---------------------           --------
 Total deferred credits                                25,913      23,188             26,055
                                                    ---------------------           --------

Total stockholder's equity and liabilities          $156,735     $145,893           $150,757
                                                    =====================           ========



               See accompanying notes to condensed financial statements.






                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                         For the periods ended March 31
                                   (Unaudited)
                                 (In thousands)

                                         Three Months             Six Months            Twelve Months
                                        2000      1999          2000      1999         2000       1999
                                     -----------------       -----------------      ------------------


Operating revenues                   $44,886   $36,441       $69,544   $58,460      $87,701    $79,142

Operating expenses:
 Cost of gas sold                     25,428    18,272        36,280    27,177       45,739     39,232
 Operations and maintenance            5,438     4,762        10,183     9,653       19,175     18,782
 Depreciation and amortization         2,073     1,822         3,771     3,349        6,744      5,936
 Taxes other than income taxes           845       966         1,485     1,935        3,184      3,726
 Federal and state income taxes        3,911     3,579         6,106     5,322        3,523      2,840
                                     -----------------       -----------------      ------------------
    Total operating expenses          37,695    29,401        57,825    47,436       78,365     70,516
                                     -----------------       -----------------      ------------------

Operating income                       7,191     7,040        11,719    11,024        9,336      8,626

Other income, net                        317       260           602       555          896        999

Reorganization cost                      199         -           809         -        1,862          -

Interest expense:
 Interest on long-term debt              889       895         1,784     1,797        3,571      3,605
 Other interest                          360       287           712       672        1,062      1,087
                                     -----------------       -----------------      ------------------
    Total interest expense             1,249     1,182         2,496     2,469        4,633      4,692
                                     -----------------       -----------------      ------------------

Net income                           $ 6,060   $ 6,118       $ 9,016   $ 9,110      $ 3,737    $ 4,933
                                     =================       =================      ==================



                   See accompanying notes to condensed financial statements.








                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                        For the six months ended March 31
                                   (Unaudited)
                                 (In thousands)

                                                                2000         1999
                                                             -------      -------

Cash flows from operating activities:
 Net income                                                  $ 9,016      $ 9,110
 Noncash items:
  Depreciation and amortization                                3,756        3,567
  Deferred taxes and investment tax credits, net                (390)          16
 Changes in:
  Accounts receivable, net                                   (13,414)      (8,291)
  Unbilled revenues                                             (900)      (1,125)
  Inventories                                                  6,885        5,213
  Prepaid expenses and other                                     268          270
  Deferred gas costs                                             139       (4,376)
  Accounts payable                                             1,548        1,458
  Accounts payable to affiliates, net                           (224)        (300)
  Accrued liabilities                                           (125)         (86)
  Accrued/prepaid taxes                                        6,589        3,841
 Payments for environmental costs and other                   (2,020)      (2,068)
                                                             -------      -------
    Net cash provided by operating activities                 11,128        7,229
                                                             -------      -------
Cash flows from investing activities:
 Additions to property                                        (4,532)      (4,076)
                                                             -------      -------
Cash flows from financing activities:
 Cash dividends on common stock                               (1,931)      (1,868)
 Issuance of long-term debt                                      167            -
 Repayment of long-term debt                                    (505)        (411)
 Change in notes payable to banks                                352        2,134
 Change in inventory purchase obligation                      (4,682)      (3,483)
 Change in other financing activities                            (91)         117
                                                             -------      -------
    Net cash used for financing activities                    (6,690)      (3,511)
                                                             -------      -------

Net decrease in cash and temporary cash investments              (94)        (358)
Cash and temporary cash investments, beginning of period       1,862        1,756
                                                             -------      -------

Cash and temporary cash investments, end of period           $ 1,768      $ 1,398
                                                             =======      =======




          See accompanying notes to condensed financial statements.




                ENERGYNORTH NATURAL GAS, INC.
    Notes to Condensed Consolidated Financial Statements
                        March 31, 2000
                         (Unaudited)


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

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and 1999 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 2000 and 1999. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
September 30, 1999.

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

                ENERGYNORTH NATURAL GAS, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                        March 31, 2000
                         (Unaudited)



Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):

                                                     2000    1999
-----------------------------------------------------------------
Cash paid (received) during the period for:
 Interest (net of amount capitalized)              $2,628  $2,238
 Income taxes                                         861   1,337

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

                 ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000


Results of Operations
---------------------

Net income was essentially flat at $6.1 million and $9 million for the three and six month periods ended March 31, 2000. Net income for the twelve months ended March 31, 2000 was $3.7 million compared to $4.9 million in the prior period. Impacting financial results for the three, six and twelve-month periods presented were reorganization costs of $199,000, $809,000 and $1.9 million, respectively, incurred as a result of the pending merger with Eastern Enterprises.

Although temperatures were colder than all previous periods, they were significantly warmer than normal. The temperatures had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

             Actual      Actual                 Change vs.      Change vs.
            03-31-00    03-31-99    Normal    Previous Period     Normal
            --------    --------    ------    ----------------    ------

 3 months     3,351       3,341      3,490          .3%            (4.0)%
 6 months     5,696       5,634      6,025         1.1%            (5.5)%
12 months     6,760       6,627      7,298         2.0%            (7.4)%


Quarterly Comparison
--------------------

Total operating revenues increased $8.4 million, or over 23%, for the quarter ended March 31, 2000. The average number of customers increased 2.5% for the quarter and firm sendout, including transportation, increased 4.3%. Although greater sendout was the main reason for the increase in revenue, higher purchased gas costs of $5.3 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Changes in the cost of gas rates affect operating revenues; however, they do not affect total margin because the cost of gas charges are designed to provide dollar-for-dollar recovery of gas costs. Margin increased 7.1% for the quarter.

Operations and maintenance expense increased more than 14% as a result of increased maintenance activity and production expense resulting from the cold temperatures experienced in late January 2000 and greater bad debt and insurance expenses. The 13.8% increase in depreciation and amortization expenses was the result of capital additions and amortization of environmental remediation costs. Taxes other than income taxes decreased 12.5% due to reductions in property tax rates. Reorganization costs are not currently tax deductible. The higher level of pretax income is the main reason for the increase in federal and state income taxes. Total interest expense increased 5.7%, due mostly to the increased level of short-term debt outstanding during the current period.

                 ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000



Six-Month Comparison
--------------------

Total operating revenues increased $11.1 million, or 19%, for the six months ended March 31, 2000. The average number of customers increased 2.7% and firm sendout increased 4.6%, as temperatures were slightly colder than the prior period.
Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $6.7 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Margin increased almost $2 million for the six months.

Operation and maintenance expense increased almost 5.5% from the prior comparable period as a result of greater production, insurance and bad debt expense. Depreciation and amortization expense increased for the period due to capital additions and amortization of environmental remediation costs. Lower property taxes resulting from reduced property tax rates was the main reason for the significant decrease in taxes other than income taxes. The higher level of pretax income is the main reason for the increase in federal and state income taxes.

Twelve-Month Comparison
-----------------------

Operating revenues were $87.7 million compared to $79.1 million in the prior period. Included in the increase in revenues were higher purchased gas costs of $4.7 million passed through the cost of gas charge to firm customers. Customer growth of 2.6% combined with temperatures that were 2% colder than the prior twelve-month period resulted in a 3.8% increase in firm sendout. Total margin from operations increased 5.1%.

Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 13.6% increase in depreciation and amortization expenses. Taxes other than income taxes decreased almost 14.6% as a result of reductions in property tax rates. The higher level of pretax income is the main reason for the increase in federal and state income taxes.

Capital Resources and Liquidity
-------------------------------

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. The net accounts receivable balance at March 31, 2000 is $14.5 million and reflects higher revenues resulting from greater firm sendout and from higher purchased gas costs being passed through the cost of gas charge to firm customers. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected, at which time, inventories are partially depleted and prepaid amounts, mostly insurance, are being amortized. The undercollected deferred gas cost amounts at March 31, 2000 will be billed to customers through cost of gas rates in future periods.

                 ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000



The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the six months ended March 31, 2000, capital expenditures totaled more than $4.5 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 2000, the Company had unsecured bank lines of credit of $20.5 million, $14.5 million of which was outstanding.

Construction expenditures for fiscal 2000 are expected to total approximately $12 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. In March 2000, the Company received a request from the New Hampshire Department of Environmental Services to initiate the development of a site investigation report for a former manufactured gas site located in Manchester, New Hampshire. The Company is also participating with Public Service Company of New Hampshire (PSNH) in the investigation of a former manufactured gas site in Dover, New Hampshire. In addition, the Company is participating with PSNH in the investigation of a site in Nashua, New Hampshire and has reached settlement with PSNH on a site in Laconia, New Hampshire. The Company is also engaged in remediation of a site in Concord, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $2.6 million to $3.1 million. In addition to costs incurred to date, the Company has recorded $1.9 million as an accrued current liability and $645,000 as a long-term liability at March 31, 2000 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 12 in the Company's 1999 Annual Report on Form 10-K.

Year 2000 Readiness
-------------------

All Company systems critical to the delivery of gas to customers were year 2000 compliant and ready for the transition to year 2000 prior to December 31, 1999. Costs incurred to complete year 2000 readiness were not material. The Company has not experienced any significant year 2000 problems to date. The Company will continue to monitor its systems and significant relationships with third parties.

                 ENERGYNORTH NATURAL GAS, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000




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
              (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                  ENERGYNORTH NATURAL GAS, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EnergyNorth Natural Gas, Inc.
                                            (Registrant)




Date:     April 27, 2000            /s/  DAVID A. SKRZYSOWSKI
          --------------       -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)