Form 10-Q
period 2000-06-30
ENERGYNORTH NATURAL GAS INC
filed 2000-08-08
CIK 1042895

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth Natural Gas, Inc. had 120,000 shares of $25.00 par value common stock outstanding on August 3, 2000, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ENERGYNORTH NATURAL GAS, INC.
                       Condensed Balance Sheets
                                Assets
            (Unaudited, except for September 30, 1999 data)
                            (In thousands)

                                                    June 30,      September 30,
                                              ------------------  -------------
                                                  2000      1999           1999
                                              ------------------  -------------
Property:
 Utility plant, at cost                       $177,793  $165,185       $169,856
 Accumulated depreciation and amortization      59,481    54,902         56,126
                                              ------------------       --------
    Net utility plant                          118,312   110,283        113,730
                                              ------------------       --------

Current assets:
 Cash and temporary cash investments             1,794     1,775          1,862
 Accounts receivable (net of allowances of
  $1,569, $1,200 and $1,069, respectively)       5,666     3,407          1,109
 Unbilled revenues                               1,200       673            559
 Deferred gas costs                                  -         -          1,524
 Materials and supplies                          1,293     1,556          1,505
 Supplemental gas supplies                       6,925     6,282          9,483
 Prepaid and deferred taxes                      1,378     1,140          2,415
 Prepaid expenses and other                      1,773     1,661          2,259
                                              ------------------       --------
    Total current assets                        20,029    16,494         20,716
                                              ------------------       --------

Deferred charges and other assets:
 Regulatory asset - income taxes                 2,746     2,401          2,465
 Recoverable environmental costs                10,154    10,613         11,646
 Other deferred charges and assets               2,570     2,259          2,200
                                              ------------------       --------
    Total deferred charges and other assets     15,470    15,273         16,311
                                              ------------------       --------

Total assets                                  $153,811  $142,050       $150,757
                                              ==================       ========




           See accompanying notes to condensed financial statements.





                          ENERGYNORTH NATURAL GAS, INC.
                            Condensed Balance Sheets
                      Stockholder's Equity and Liabilities
                 (Unaudited, except for September 30, 1999 data)
                    (In thousands, except share information)

                                                        June 30,        September 30,
                                                  --------------------  -------------
                                                      2000        1999           1999
Capitalization:
 Common stockholder's equity:
  Common stock - par value of $25 per
   share; 120,000 shares authorized,
   issued and outstanding                          $ 3,000    $  3,000       $  3,000
  Amount in excess of par                           22,538      22,538         22,538
  Retained earnings                                 23,036      23,761         19,276
                                                   -------------------       --------
    Total common stockholder's equity               48,574      49,299         44,814
 Long-term debt                                     41,612      42,005         41,993
                                                   -------------------       --------
Total capitalization                                90,186      91,304         86,807
                                                   -------------------       --------
Current liabilities:
 Notes payable to banks                             12,130       3,926         14,178
 Current portion of long-term debt                     428         447            412
 Inventory purchase obligation                       4,413       5,308          8,329
 Dividends payable                                     322           -              -
 Accounts payable                                    7,034       4,194          4,973
 Accounts payable to affiliates                      6,322       2,777          4,227
 Deferred gas costs                                    311         736              -
 Accrued interest                                    1,148       1,136            245
 Accrued and deferred taxes                          3,250       1,913            525
 Accrued environmental remediation costs             2,112       3,398          4,132
 Customer deposits and other                           517       1,226            874
                                                   -------------------       --------
    Total current liabilities                       37,987      25,061         37,895
                                                   -------------------       --------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                               20,195     18,601         20,326
 Unamortized investment tax credits                   1,395      1,518          1,487
 Regulatory liability - income taxes                    943      1,056          1,027
 Long-term environmental remediation costs              505      2,000            700
 Contributions in aid of construction and other       2,600      2,510          2,515
                                                   -------------------       --------
    Total deferred credits                           25,638     25,685         26,055
                                                   -------------------       --------

Total stockholder's equity and liabilities         $153,811   $142,050       $150,757
                                                   ===================       ========




            See accompanying notes to condensed financial statements.










                          ENERGYNORTH NATURAL GAS, INC.
                         Condensed Statements of Income
                          For the periods ended June 30
                                   (Unaudited)
                                 (In thousands)

                                         Three Months           Nine Months           Twelve Months
                                    -------------------    ------------------     ------------------
                                       2000        1999       2000       1999        2000       1999
                                    -------------------    ------------------     ------------------

Operating revenues                  $16,212     $11,383    $85,756    $69,843     $92,530    $77,419
                                    -------------------    ------------------     ------------------

Operating expenses:
 Cost of gas sold                    10,146       6,465     46,426     33,642      49,420     37,409
 Operations and maintenance           4,594       4,409     14,777     14,062      19,360     18,870
 Depreciation and amortization        1,693       1,520      5,464      4,869       6,917      6,127
 Taxes other than income taxes          923         915      2,408      2,850       3,192      3,669
 Federal and state income taxes        (873)     (1,049)     5,233      4,273       3,699      2,779
                                    -------------------    ------------------     ------------------
    Total operating expenses         16,483      12,260     74,308     59,696      82,588     68,854
                                    -------------------    ------------------     ------------------

Operating income (loss)                (271)       (877)    11,448     10,147       9,942      8,565

Other income                            199         143        801        698         952        912

Reorganization cost                     844           -      1,653          -       2,706          -

Interest Expense:
 Interest on long-term debt             887         894      2,671      2,691       3,564      3,595
 Other interest                         234         142        946        814       1,154      1,047
                                    -------------------    ------------------     ------------------
    Total interest expense            1,121       1,036      3,617      3,505       4,718      4,642
                                    -------------------    ------------------     ------------------

Net income (loss)                  $ (2,037)   $ (1,770)   $ 6,979    $ 7,340     $ 3,470   $  4,835
                                   ====================    ==================     ==================




                   See accompanying notes to condensed financial statements.


                          ENERGYNORTH NATURAL GAS, INC.
                       Condensed Statements of Cash Flows
                        For the nine months ended June 30
                                   (Unaudited)
                                 (In thousands)

                                                                     2000        1999
                                                                  -------------------
Cash flows from operating activities:
 Net income                                                       $ 6,979     $ 7,340
 Noncash items:
  Depreciation and amortization                                     5,315       5,198
  Deferred taxes and investment tax credits, net                     (588)        493
 Changes in:
  Accounts receivable, net                                         (4,557)     (1,579)
  Unbilled revenues                                                  (641)       (157)
  Inventories                                                       2,770       3,052
  Prepaid expenses and other                                          486         367
  Deferred gas costs                                                1,835      (3,105)
  Accounts payable                                                  2,383        (476)
  Accounts payable to affiliates, net                               2,095         632
  Accrued liabilities                                                 724         733
  Accrued/prepaid taxes                                             3,762       2,015
 Payments for environmental costs and other                        (2,433)     (2,842)
                                                                  -------------------
    Net cash provided by operating activities                      18,130      11,671
                                                                  -------------------
Cash flows from investing activities:
 Additions to property                                             (8,558)     (7,120)
                                                                  -------------------
Cash flows from financing activities:
 Cash dividends on common stock                                    (3,219)     (2,844)
 Issuance of long-term debt                                           196           -
 Repayment of long-term debt                                         (560)       (430)
 Change in notes payable to banks                                  (2,048)      2,035
 Change in inventory purchase obligation                           (3,916)     (3,404)
 Change in other financing activities                                 (93)        111
                                                                  -------------------
    Net cash used for financing activities                         (9,640)     (4,532)
                                                                  -------------------

Net (decrease) increase in cash and temporary cash investments        (68)         19
Cash and temporary cash investments, beginning of period            1,862       1,756
                                                                  -------------------
Cash and temporary cash investments, end of period                $ 1,794     $ 1,775
                                                                  ===================




            See accompanying notes to condensed financial statements.

           ENERGYNORTH NATURAL GAS, INC.
      Notes to Condensed Financial Statements
                   June 30, 2000
                     Unaudited





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

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and 1999 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 2000 and 1999. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 1999.

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

           ENERGYNORTH NATURAL GAS, INC.
Notes to Condensed Financial Statements (continued)
                   June 30, 2000
                     Unaudited





Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   2000    1999
---------------------------------------------------------------
Cash paid (received) during the period for:
 Interest (net of amount capitalized)            $2,867  $2,349
 Income taxes                                     1,566   1,316


In preparing the accompanying condensed statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.


Note 3.  Commitments and Contingencies

The Company has a management continuity plan and retention agreements with various officers, managers and other employees that become operative upon a change in control of the Company. Potential severance and retention expense under the Company plan and agreements could total $600,000.

           ENERGYNORTH NATURAL GAS, INC.
 Notes to Condensed Financial Statements (continued)
                   June 30, 2000
                     Unaudited




Results of Operations
---------------------

Net loss for the three months ended June 30, 2000, was $2 million compared to $1.8 million in 1999. Net income decreased slightly to $7 million for the nine months ended June 30, 2000, from $7.3 million in 1999. For the twelve months ended June 30, 2000, net income was $3.5 million compared to $4.8 million in the prior period. Impacting financial results for the three, nine and twelve-month periods presented were reorganization costs of $844,000, $1.7 million and $2.7 million, respectively, incurred as a result of the pending merger with Eastern Enterprises.

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


                                         Period Ending   Period Ending
            Actual    Actual              6-30-00 vs.     6-30-00 vs.
            6-30-00  6-30-99  Normal  Previous Period       Normal
            -------  -------  ------  ---------------       ------

3 months      997       896      973        11.3%             2.5%
9 months    6,693     6,530    6,998         2.5%           (4.4)%
12 months   6,861     6,697    7,272         2.5%           (5.7)%


Quarterly Comparison
--------------------

Total operating revenues increased $4.8 million for the quarter ended June 30, 2000. The average number of customers increased 2.7% for the quarter and firm sendout, including transportation, increased 22.3%. Although greater sendout was the main reason for the increase in revenue, higher purchased gas costs of $954,000 passed through the cost of gas charge to firm customers also contributed to the revenue increase. Margin increased 23.3% for the quarter. Changes in the cost of gas affect operating revenues; however, they do not affect total margin because the cost of gas charge is designed to provide dollar-for-dollar recovery of gas costs.

Operations and maintenance expense increased more than 4% as a result of increased maintenance activity and greater bad debt and insurance expenses. The 11.4% increase in depreciation and amortization expenses was the result of capital additions and amortization of environmental remediation costs. Reorganization costs are not currently tax deductible. The higher level of pretax income is the main reason for the increase in federal and state income taxes. Total interest expense increased 8.2%, due mostly to the increased level of short-term debt outstanding during the current period.

           ENERGYNORTH NATURAL GAS, INC.
 Notes to Condensed Financial Statements (continued)
                   June 30, 2000
                     Unaudited




Nine-Month Comparison
---------------------

Total operating revenues increased $15.9 million, or 22.8%, for the nine months ended June 30, 2000. The average number of customers increased 2.7% and firm sendout increased 7.5%, as temperatures were slightly colder than the prior period.
Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $7.7 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Margin increased almost $8.6 million for the nine months.

Operation and maintenance expense increased almost 5.1% from the prior comparable period as a result of greater production, insurance and bad debt expense. Depreciation and amortization expense increased for the period due to capital additions and amortization of environmental remediation costs. Lower property taxes resulting from reduced property tax rates was the main reason for the significant decrease in taxes other than income taxes. The higher level of pretax income is the main reason for the increase in federal and state income taxes.

Twelve-Month Comparison
-----------------------

Operating revenues were $92.5 million compared to $77.4 million in the prior period. Included in the increase in revenues were higher purchased gas costs of $7.1 million passed through the cost of gas charge to firm customers. Customer growth of 2.7% combined with temperatures that were 2.5% colder than the prior twelve-month period resulted in a 6.7% increase in firm sendout. Total margin from operations increased 7.8%.

Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 12.9% increase in depreciation and amortization expenses. Taxes other than income taxes decreased 13% as a result of reductions in property tax rates. The higher level of pretax income is the main reason for the increase in federal and state income taxes.

Capital Resources and Liquidity
-------------------------------

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. The overcollected deferred gas cost amounts at June 30, 2000, will be returned to customers through cost of gas rates in future periods.

           ENERGYNORTH NATURAL GAS, INC.
 Notes to Condensed Financial Statements (continued)
                   June 30, 2000
                     Unaudited




The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the nine months ended June 30, 2000, capital expenditures totaled approximately $8.6 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 2000, the Company had unsecured bank lines of credit of $20.5 million, $12.1 million of which was outstanding.

Construction expenditures for fiscal 2000 are expected to total approximately $12 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company is participating with Public Service Company of New
Hampshire (PSNH), Northern Utilities and Central Vermont Public Service Company in the investigation of former manufactured gas site in Dover, New Hampshire. The Company is participating with PSNH in the investigation of a former manufactured gas site in Nashua, New Hampshire and has reached settlement with PSNH on a site in Laconia, New Hampshire. The Company is also engaged in remediation of a site in Concord and an investigation of a site in Manchester, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $2.6 million to $3.1 million. In addition to costs incurred to date, the Company has recorded $2.1 million as an accrued current liability and $505,000 as a long-term liability at June 30, 2000 with a corresponding charge to recoverable environmental costs. The
New Hampshire Public Utilities Commission has approved a generic recovery mechanism for costs incurred at all former manufactured gas sites, except recovery for the Concord site, which provides for a seven-year recovery period of substantially all costs, excluding carrying costs. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred to future periods with recovery of applicable carrying costs. The recovery mechanism for the Concord site provides for recovery from customers, over a seven-year period, of substantially all costs, excluding carrying costs. For further detail regarding environmental issues please refer to Footnote 12 in the Company's 1999 Annual Report on Form 10-K.

Factors that May Affect Future Results
--------------------------------------

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and cost of gas rates on total margin; projected

           ENERGYNORTH NATURAL GAS, INC.
 Notes to Condensed Financial Statements (continued)
                   June 30, 2000
                     Unaudited



capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, and other regulatory assets; weather; results of regulatory proceedings on unbundling; uncertainty as to the timing and expense of the acticipated merger; and impact of new pipeline supplies.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       27 - Financial Data Schedule
            (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                  ENERGYNORTH NATURAL GAS, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EnergyNorth Natural Gas, Inc.
                                   -----------------------------
                                            (Registrant)




Date:  August 3, 2000               /s/  DAVID A. SKRZYSOWSKI
       --------------          -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)