Form 10-K
period 2000-09-30
ENERGYNORTH NATURAL GAS INC
filed 2000-12-29
CIK 1042895

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At December 28, 2000, nonaffiliates held no shares of the registrant's $25.00 par value common stock, all of which was held by EnergyNorth, Inc.

At the close of business on December 28, 2000, the registrant had 120,000 shares outstanding of its $25 par value common stock.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                               TABLE OF CONTENTS

                                    Part I

                                                                                 Page
                                                                                 ----
Item 1.  Business
          General...............................................................   3
          Market And Competition................................................   4
          Summary of Revenues...................................................   5
          Deregulation..........................................................   5
          Gas Supply............................................................   6
          Regulation............................................................   7
          Seasonality and Working Capital.......................................   7
          Environmental Matters.................................................   8
          Employees.............................................................   8
Item 2.  Properties.............................................................   8
Item 3.  Legal Proceedings......................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders....................   9

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters....................................................   9
Item 6.  Selected Financial Data................................................   9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................. 10-12
Item 8.  Financial Statements and Supplementary Data............................ 13-31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................  31

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.....................  31
Item 11. Executive Compensation.................................................  31
Item 12. Security Ownership of Certain Beneficial Owners and Management.........  31
Item 13. Certain Relationships and Related Transactions.........................  32

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 32-34
Signatures......................................................................  35
Exhibit Index................................................................... 36-37

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

On July 14, 1999, ENI and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provided for the merger of ENI into Eastern by an exchange of stock. On November 4, 1999, Eastern entered into an agreement to merge with KeySpan Corporation and, as a result, ENI and Eastern amended the Agreement. Under the amended Agreement, holders of outstanding shares of ENI's common stock were paid entirely in cash and the closing took place simultaneously with the Eastern merger with KeySpan Corporation on November 8, 2000. The Company has expensed merger related costs of $5.8 million, comprised of special termination benefits and curtailment expenses of $2.2 million, payroll and related benefits of $1.7 million and other costs of $1.9 million, during the year ended September 30, 2000. As a result of the merger, the Company recorded as of October 31, 2000 approximately $6.0 million of severance costs and benefits, $6.5 million of other merger related costs, and write-offs of $1.9 million for assets, principally software, which were no longer used or useful.

The service territory of the Company has a population of approximately 499,000 in 28 communities situated primarily in southern and central New Hampshire. The service area encompasses approximately 922 square miles and is mostly located within 30 to 85 miles of greater Boston.

The Company distributes natural gas as a regulated utility pursuant to franchise authority granted by the State of New Hampshire Public Utilities Commission (the Commission). No operations are outside New Hampshire. While the Company's franchise area is primarily residential in character, 56% of firm sales and transportation volumes are commercial and industrial. As of September 30, 2000, the Company served over 72,000 customers, of which approximately 88% were residential and 12% were commercial and industrial. During fiscal 2000, no customer accounted for 2% or more of the total annual sales and transportation volume.

The Company offers firm and interruptible transportation service to its commercial and industrial customers. Transportation service allows a customer to purchase its natural gas supply directly from a third-party marketer. The marketer delivers the gas supply to one of the Company's interstate pipeline take stations. The customer contracts with the Company to transport the gas from the take station to its facility. To ensure a continual, uninterrupted supply, the Company also provides an optional, separate standby service as a backup to the gas supplies of transportation customers. As of September 30, 2000, the Company had 93 firm transportation customers.

The Company distributes gas to its customers through a system of underground pipelines connected with its three operations centers in Manchester, Nashua and Tilton, its seven take stations and its four production plant facilities. The pipelines are generally located in public ways and are subject to licenses granted by municipalities. The Company serves more than 75% of New Hampshire's natural gas customers.

Market and Competition

Natural gas competes mainly with electricity and fuel oil. The principal competitive factors are the price of competitive energy sources, the level of investment required and customer perception of relative value. Competition is greatest among the Company's commercial and industrial customers, some of whom have the capability to use alternative fuels. The Company provides flexible rates for users with dual-fuel capabilities in order to better compete with the alternative fuels. The Company's marketing focus continues to stress low-cost growth by concentrating on adding new customers along the Company's more than 1,000 miles of gas mains and adding load from the existing customer base, while also expanding its system of mains into areas in which there is a significant demand for natural gas service.

Summary of Revenues

Revenues attributable to various categories of gas distribution and related operations during the last three fiscal years are as follows (in thousands, unaudited):

                                                      September 30,
                                             ------------------------------
                                                   2000      1999      1998
                                             ------------------------------
  Sales service                                 $90,950   $72,891   $82,686
  Transportation service                          3,643     3,726     2,610
  Service and appliance                           1,856     1,984     1,910
   sales
  Rentals                                           503       623       686
                                             ------------------------------
                                                $96,952   $79,224   $87,892
                                             ==============================

During the winter period, November 1 through March 31, the Company's gas revenues are substantially higher than during the summer months. The increase in gas revenues during the winter and the concomitant increase in gas supply requirements occur because approximately 91% of the Company's customers use natural gas for heating.

Deregulation

The Company has been providing gas transportation service, including standby and balancing services, for commercial and industrial customers since late 1993.
Gas transportation service allows customers to utilize the Company's distribution system for the transportation of gas purchased from third-party suppliers, creating competition from gas marketers for the sale of gas to end users. At September 30, 2000, the Company had 93 firm transportation customers. These customers are, for the most part, large commercial and industrial establishments. The volume transported for firm transportation customers in fiscal 2000 was 2.2 Bcf, 17% of the Company's total firm sendout. The Company is participating in a proceeding at the Commission to examine further unbundling of the natural gas industry in New Hampshire. The purpose of the proceeding is to determine whether and to what extent unbundling provides benefits to customers and to make recommendations to the Commission as to the advisability of further unbundling to commercial and industrial customers, as well as to consider unbundling service to residential customers. The Company cannot predict the outcome of the proceeding, or the impact on transportation volumes or customers.

Gas Supply

The Company's gas supply goal is to maintain a balanced portfolio of supply that will continue to minimize the overall cost of gas while meeting the requirements of its firm customers.

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

The Company's natural gas supply contracts are a mix of long- and short-term agreements. The Company's firm supply contracts for fiscal year 2000, with terms of one to seven years, totaled 40,529 Dth per day. During fiscal year 2000, approximately 3% of the Company's natural gas supply portfolio was firm delivered winter supplemental supply. One percent of the Company's annual supply in fiscal year 2000 was purchased in the spot market.

In fiscal year 2000, approximately 69% of the gas delivered by the Company came from domestic pipeline sources, 18% from Canadian pipeline sources, and 12% from supplemental pipeline sources. Liquefied petroleum gas (LPG) and liquefied natural gas (LNG) purchases from both domestic and foreign sources made up approximately 1% of the gas delivered by the Company. LPG and LNG are vaporized at the Company's peakshaving (production) plants as needed to supplement pipeline natural gas supplies. Unbundled end-user customers that are supplied by third-party marketers accounted for nearly 17% of total load on the Company's system during fiscal year 2000.

All pipeline volumes to the Company's city gates are transported via the TGP, except for volumes which are transported to the city gate at Berlin, New Hampshire, by the Portland Natural Gas Transmission System. Canadian supplies are also transported by the suppliers on the TransCanada Pipeline to the U.S. border, where the Company takes possession in the United States and transports these supplies on the Iroquois Gas Transmission System, the Portland Natural Gas Transmission System and the TGP. All domestic pipelines operate under FERC-approved tariffs.

The Company has underground storage agreements with four storage field operators in the Pennsylvania-New York area. The Company fills these storage fields each summer for use during the following winter. Total combined storage controlled by the Company equals 2,579,431 Dth with daily withdrawal rights of 28,115 Dth. All underground storage fields operate under FERC-approved tariffs. The Company also owns on-site storage facilities capable of holding 115,660 Dth of LPG and 13,057 Dth of LNG. The Company has contracted for 471,840 Dth of supplemental pipeline supply, 100,000 Dth of LNG and 1,000,000 gallons of LPG for the upcoming winter (2000/2001).

The Company expects to be able to secure the gas supply required to meet existing customer and forecasted new customer demands through long- and short-term commitments and through spot purchases when needed.

Regulation

The Company's operations are subject to regulation by the Commission, which has authority over accounting, rates and charges, the issuance of securities and certain operating matters. Changes in utility rates and charges cannot be made without a 30-day notice to the Commission, which has the power to suspend, investigate and change any proposed increase in rates and charges.

The cost of gas rate authorized by the Commission permits dollar-for-dollar recovery of gas costs (including pipeline, storage, LPG and LNG). The Company may adjust the approved cost of gas rate upward or downward on a monthly basis. The monthly accumulative adjustments may not exceed 20% of the approved unit cost of gas sold. Amounts recovered through cost of gas charges are reconciled twice annually against actual costs, for summer and winter periods, and future cost of gas rates are adjusted accordingly.

Margins earned on interruptible service, 280-day service and capacity releases are passed on to firm customers through the cost of gas charge. In addition, costs associated with the fuel inventory trust, including administrative fees and carrying costs, are recovered through the cost of gas charge.

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

Seasonality and Working Capital

The Company's revenues, earnings and cash flow are highly seasonal as most of its transportation services and sales are directly related to temperature conditions. Since the majority of its revenues are billed in the November through March heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for the majority of the pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

Environmental Matters

The Company and certain of its predecessors own or operated several facilities for the manufacturing of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company is participating with Public Service Company of New Hampshire (PSNH), Northern Utilities and Central Vermont Public Service Company in the investigation of a former manufactured gas site in Dover, New Hampshire. The Company is participating with PSNH in the investigation of a former manufacturing gas site in Nashua, New Hampshire, and has reached settlement with PSNH on a site in Laconia, New Hampshire. The Company is also engaged in remediation of a site in Concord, New Hampshire and investigation of a site in Manchester, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufacturing gas sites are currently estimated to range from $2.1 million to $2.6 million. In addition to costs incurred to date, the Company has recorded $2.1 million as a current liability at September 30, 2000 with a corresponding charge to recoverable environmental cost. The New Hampshire Public Utilities Commission has approved a recovery mechanism for costs incurred at all former manufacturing gas sites, except recovery for the Concord site, which provides for a seven-year recovery period of substantially all costs, excluding carrying costs. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred to future periods with recovery of applicable carrying costs. The recovery mechanism for the Concord site provides for recovery from customers, over a seven-year period, of substantially all costs, excluding carrying cost.

Employees

At September 30, 2000, the Company had 76 full-time employees, represented by two contracts with Local 12012 of the United Steelworkers of America. The contracts expire in 2001. A substantial portion of the cost of ENI's 72 full-time employees is allocated to the Company. None of ENI's employees are represented by labor unions.

ITEM 2.  PROPERTIES

The Company's gas distribution facilities constitute the majority of its physical assets. As of September 30, 2000, the Company had approximately 1,130 miles of mains. The mains and service connections are adequate to meet service requirements and are maintained through a regular program of inspection and repair. There are office locations in Manchester and Tilton and operations centers located in Nashua, Manchester, Concord and Tilton. They are adequate for the needs of the Company and are regularly maintained and in good condition. Substantially all of the Company's properties are fully utilized and are subject to the liens of the indentures securing the Company's First Mortgage Bonds. In some cases, motor vehicles are subject to purchase money security interests held by banks. The Company also has long-term leases for computer equipment and vehicles.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the matters described in Environmental Matters, the Company is a party in proceedings of the sort that arise in the ordinary course of its business. Such actions, for the most part, are covered by insurance and, to the extent that they are not fully covered, the damages sought are not material in amount. The Company is a party to various routine Commission proceedings relating to operations, none of which is expected to have a material impact on the Company's earnings or assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Security Holders in the fourth quarter of fiscal 2000.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) No equity securities of the Company were sold by it during the period covered by this report. All 120,000 shares of the Company's outstanding common stock are held by ENI.

ITEM 6.  SELECTED FINANCIAL DATA

Not Required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2000 Compared to 1999

Net income in 2000 was $.8 million compared to $3.8 million in 1999. The decline in 2000 results were principally due to merger related expenses of $5.8 million, including special termination benefits and curtailment expenses of $2.2 million, payroll and related benefits of $1.7 million and other costs of $1.9 million. These were incurred as a result of the merger with Eastern Enterprises.

Operating revenues were $94.6 million in 2000 compared to $76.6 million in 1999. The increase resulted primarily from a 6.6% increase in firm sendout and higher gas costs. The average number of customers grew 2.3% and temperatures were slightly colder than the prior year.

The cost of gas sold was $51.6 million in 2000 compared to $36.7 million in 1999. The increase was primarily due to timing differences related to the recovery of gas costs through cost of gas charges ($6.0 million), higher volumes of gas sold ($3.5 million) and an increase in the unit cost ($5.5 million). The average unit cost of gas sold in 2000 was $4.30 per Mcf compared to $3.78 per Mcf in 1999. Decreases or increases in purchased gas costs from suppliers have no significant impact on margin, because they are passed on to customers through the cost of gas charge.

Operations and maintenance expense for fiscal year 2000 were approximately 5% greater than the prior year. Increased bad debt and other operating and administrative costs were the primary cause.

Depreciation and amortization expense increased approximately 12% in 2000 and reflects normal upgrades to the distribution system and related facilities and increases in amortization of environmental remediation costs. Net additions to property, plant and equipment were $10.6 million and $12 million in 2000 and 1999, respectively.

Results of Operations 1999 Compared to 1998

Net income declined to $3.8 million in 1999 from 1998 net income of $4.9 million. Impacting 1999 financial results were merger related expenses of $1.1 million incurred as a result of the merger with Eastern Enterprises.

Operating revenues were $76.6 million in 1999 compared to $85.3 million in 1998. The decrease resulted primarily from lower gas costs. The average unit cost of gas sold in 1999 was $3.78 per Mcf compared to $4.09 per Mcf in 1998.

Operations and maintenance expense for fiscal year 1999 was essentially unchanged from the prior year. The warmer winter season resulted in lower maintenance and bad debt expenses. Other operating and administrative cost decreased as a result of effective cost containment efforts, which offset increases in labor cost and health insurance and other employee benefit costs.

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

At September 30, 2000, the Company had available lines of credit aggregating $20.5 million, $17.3 million of which was outstanding. In addition, a credit line of $10.5 million was available at September 30, 2000, under the Company's fuel inventory trust financing plan. This credit line was increased to $15.5 million subsequent to September 30, 2000. At September 30, 2000, the Company's outstanding purchase obligation in the fuel inventory trust was $10.5 million.

Capital expenditures for fiscal year 2001 are currently projected at approximately $15 million. Additional cash requirements will be necessary for the payment of dividends, environmental remediation, annual sinking fund requirements and maturities of long-term debt and working capital. Cash to fund these requirements is expected to be provided principally by internally generated funds and short-term bank borrowings under the Company's lines of credit.

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

New Accounting Standards and Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for recording all derivative instruments as assets and liabilities measured at fair value. The standard was to be effective in the first quarter of fiscal year 2000, but was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" - an amendment of FASB Statement 133. In addition, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Activities", also amending SFAS No. 133 was issued in June 2000. As such, SFAS No. 133, as amended, will be effective in the first quarter of fiscal year 2001. The Company has reviewed its financial instruments and determined that no disclosure under SFAS No. 133 is required.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." Both were effective in fiscal year 2000 and adoption did not have a material impact on the Company's financial position.

Factors That May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding discussion of the Company's business and Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning the impact of changes in the cost of gas and cost of gas rates on total margin; projected capital expenditures and sources of cash to fund expenditures; the impact of regulatory proceedings on unbundling; estimated costs of environmental remediation and anticipated regulatory approval of recovery; competition with other forms of energy; and customer bypass. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; the impact of merger-related activities; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs and other regulatory assets; weather; results of regulatory proceedings on unbundling; impact of new pipeline supplies; costs of other sources of energy; and customer bypass.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  Financial Statements required by Regulation S-X

Statements of Income                              EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended                               2000         1999        1998
 September 30,
-------------------------------------------------------------------------------
Operating revenues:
 Utility gas service                           $93,666      $75,729     $84,274
 Other                                             927          888       1,022
                                             ----------------------------------
  Total operating revenues                      94,593       76,617      85,296
                                             ----------------------------------

Operating expenses:
 Cost of gas sold                               51,639       36,636      46,693
 Operations and maintenance                     19,621       18,645      18,445
 Depreciation and amortization                   7,062        6,322       5,381
 Taxes other than income taxes                   3,669        3,634       3,738
 Federal and state income taxes                  2,147        2,740       2,812
 Merger related expenses                         5,799        1,053           -
                                             ----------------------------------
  Total operating expenses                      89,937       69,030      77,069
                                             ----------------------------------

Operating income                                 4,656        7,587       8,227

Other income, net                                1,093          849       1,111

Interest expense:
 Interest on long-term debt                      3,556        3,584       3,628
 Other interest                                  1,397        1,021         797
                                             ----------------------------------
  Total interest expense                         4,953        4,605       4,425
                                             ----------------------------------

Net income                                     $   796      $ 3,831     $ 4,913
                                             ==================================

  The accompanying notes are an integral part of these financial statements.

Balance Sheets (In thousands)                                                             EnergyNorth Natural Gas, Inc.
September 30,                                                                                        2000         1999
----------------------------------------------------------------------------------------------------------------------
Assets
    Property:
        Utility plant, at cost                                                                   $177,708     $167,771
        Accumulated depreciation and amortization                                                  60,977       56,126
                                                                                               -----------------------
            Net utility plant                                                                     116,731      111,645
                                                                                               -----------------------

    Current assets:
        Cash and temporary cash investments                                                         1,092        1,862
        Accounts receivable (net of allowances of $877 in 2000 and $1,069 in 1999)                  3,495        1,109
        Unbilled revenues                                                                             667          559
        Deferred gas costs                                                                            443        1,524
        Materials and supplies                                                                      1,114        1,505
        Supplemental gas supplies                                                                  12,648        9,483
        Prepaid and deferred taxes                                                                    356        2,415
        Prepaid expenses and other                                                                  2,314        2,259
                                                                                               -----------------------
            Total current assets                                                                   22,129       20,716
                                                                                               -----------------------

    Deferred charges and other assets:
        Regulatory asset - income taxes                                                             2,746        2,465
        Recoverable environmental costs                                                             9,610       11,646
        Other deferred charges and assets                                                           2,142        2,200
                                                                                               -----------------------
            Total deferred charges and other assets                                                14,498       16,311
                                                                                               -----------------------
Total assets                                                                                     $153,358     $148,672
                                                                                               =======================

Stockholder's equity and liabilities
   Capitalization (see accompanying statements)                                                  $ 83,023     $ 86,807
                                                                                               -----------------------
Current Liabilities:
       Notes payable to bank                                                                       17,300       14,178
       Current portion of long-term debt                                                              414          412
       Inventory purchase obligation                                                               10,485        8,329
       Dividends payable                                                                              322            -
       Accounts payable                                                                             5,417        4,973
       Accounts payable to affiliates                                                               9,241        4,227
       Accrued interest                                                                               312          245
       Accrued and deferred taxes                                                                     120          525
       Accrued environmental remediation cost                                                       2,107        4,132
       Customer deposits and other                                                                    970          874
                                                                                               -----------------------
              Total current liabilities                                                            46,688       37,895
                                                                                               -----------------------

Deferred credits:
     Deferred income taxes                                                                         20,725       20,326
     Unamortized investment tax credits                                                             1,364        1,487
     Regulatory liability - income taxes                                                              914        1,027
     Long-term environmental remediation costs                                                          -          700
     Contributions in aid of construction and other                                                   644          430
                                                                                               -----------------------
            Total deferred credits                                                                 23,647       23,970
                                                                                               -----------------------
Total stockholder's equity and liabilities                                                       $153,358     $148,672
                                                                                               =======================

  The accompanying notes are an integral part of these financial statements.

Statements of Capitalization                       EnergyNorth Natural Gas, Inc.

(In thousands, except share information)
September 30,                                                            2000        1999
------------------------------------------------------------------------------------------
Capitalization:
    Common stockholder's equity:
        Common stock - par value of $25 per share;
            120,000 shares authorized, issued and outstanding          $ 3,000     $ 3,000
        Amount in excess of par value                                   22,538      22,538
        Retained earnings                                               15,888      19,276
                                                                       -------------------
                Total common stockholder's equity                       41,426      44,814
                                                                       -------------------

    Long-term debt:
        First Mortgage Bonds
            Due 2009                       8.44%                         3,000       3,333
            Due 2019                       9.70%                         7,000       7,000
            Due 2020                       9.75%                        10,000      10,000
            Due 2027                       7.40%                        21,872      21,955

        Notes payable
            Due through 2001 at prime plus .50%                            139         117
                                                                       -------------------
                                                                        42,011      42,405
        Less current portion                                               414         412
                                                                       -------------------
                Total long-term debt                                    41,597      41,993
                                                                       -------------------

Total capitalization                                                   $83,023     $86,807
                                                                       ===================

  The accompanying notes are an integral part of these financial statements.

Statements of Retained Earnings                    EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,                         2000        1999        1998
--------------------------------------------------------------------------------------
Balance at beginning of year                           $19,276     $19,265     $18,155
Add - net income                                           796       3,831       4,913
                                                       -------------------------------
                                                        20,072      23,096      23,068
Deduct - cash dividends on common stock                  4,184       3,820       3,803
                                                       -------------------------------
Balance at end of year                                 $15,888     $19,276     $19,265
                                                       ===============================

  The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows                           EnergyNorth Natural Gas, Inc.

(In thousands)
For the years ended September 30,                                                2000          1999          1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                 $    796      $  3,831      $  4,913
  Noncash items:
      Depreciation and amortization                                             7,458         6,877         5,837
      Deferred taxes and investment tax credits, net                             (118)        2,095           292
  Changes in:
      Accounts receivable, net                                                 (2,386)          719         1,169
      Unbilled revenues                                                          (108)          (43)           86
      Inventories                                                              (2,774)          (98)         (311)
      Prepaid expenses and other                                                  (55)         (231)          (22)
      Deferred gas costs                                                        1,081        (5,365)        2,542
      Accounts payable                                                            766           303          (662)
      Accounts payable to affiliates, net                                       5,014         2,082          (288)
      Accrued liabilities                                                        (112)           11           (24)
      Accrued/prepaid taxes                                                     1,655          (649)         (143)
  Payments for environmental costs and other                                   (2,526)       (4,547)          257
                                                                             ------------------------------------
          Net cash provided by operating activities                             8,691         4,985        13,646
                                                                             ------------------------------------
Cash flows from investing activities:
  Additions to property                                                       (10,648)      (12,024)      (13,123)
                                                                             ------------------------------------

Cash flows from financing activities:
  Cash dividends on common stock                                               (4,184)       (3,820)       (3,803)
  Issuance of long-term debt                                                      195             -             -
  Repayment of long-term debt                                                    (589)         (477)         (515)
  Change in notes payable to banks                                              3,122        12,287         1,891
  Change in inventory purchase obligation                                       2,156          (383)          860
  Change in other financing activities                                            487          (462)           47
                                                                             ------------------------------------
          Net cash provided by (used for) financing activities                  1,187         7,145        (1,520)
                                                                             ------------------------------------

Net increase (decrease) in cash and temporary cash investments                   (770)          106          (997)
Cash and temporary cash investments, beginning of year                          1,862         1,756         2,753
                                                                             ------------------------------------
Cash and temporary cash investments, end of year                             $  1,092      $  1,862      $  1,756
                                                                             ====================================

  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Accounting Policies

The significant accounting policies followed by EnergyNorth Natural Gas, Inc. (Company) are set forth below.

Business Organization
---------------------

The Company is a wholly owned subsidiary of EnergyNorth, Inc. (ENI). As of November 8, 2000, ENI merged with Eastern Enterprises which merged with KeySpan Corporation (see Note 10). Transactions between the Company and other affiliated companies include payments for management, accounting, data processing and other services. The Company is a regulated gas distribution utility primarily located in southern and central New Hampshire and also services and sells appliances. The rates and accounting practices followed by the Company are regulated by the State of New Hampshire Public Utilities Commission (the Commission). The Company's accounting policies conform to generally accepted accounting principles (GAAP) applicable to rate-regulated enterprises and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Certain Types of Regulation," as amended.

Revenue Recognition
-------------------

Revenues derived from the sale and transportation of natural gas are based on rates authorized by the Commission. Customers' meters are read and bills are rendered on a cycle basis throughout the month. The Company records unbilled revenues related to gas delivered but unbilled at the end of the accounting period.

Cost of Gas Rates
-----------------

The Company's tariff includes a cost of gas rate that permits billings to recover its cost of gas. The tariff provides for a cost of gas rate calculation for a summer period and a winter period. The Company may adjust the approved cost of gas rate upward or downward on a monthly basis. The monthly cumulative adjustments may not exceed 20% of the approved unit cost of gas sold. Any difference remaining between the cost of gas distributed and amounts billed to customers at the end of each period is deferred to a period in which the gas is billed to customers. Interest accrues on these amounts at the prime rate, adjusted quarterly.

Inventories
-----------

Inventories are valued on the basis of the lower of average cost or market.

Depreciation
------------

The Company provides for depreciation on the straight-line basis. The rates applied are approved by the Commission. Such rates were equivalent to a composite rate of 3.4% for the year ended September 30, 2000 and 3.5% and 3.4% for each of the years ended September 30, 1999 and 1998, respectively. Under depreciation practices required by the Commission, when gas utility assets under the composite method are retired from service, the cost of the retired assets is removed from the property accounts and charged, together with any cost of removal, to the accumulated depreciation accounts. For all other assets, when assets are sold or retired, the cost of the assets and their related accumulated depreciation are removed from the respective accounts, net removal costs are recorded and any gain or loss is included in income.

Deferred Charges
----------------

Total deferred charges consist primarily of regulatory assets and the cost of issuing debt. The Company has established various regulatory assets in cases where the Commission has permitted, or is expected to permit, recovery of specific costs over a period of time. At September 30, 2000, regulatory assets included $9.6 million for environmental investigation and remediation costs and $2.7 million of unrecovered deferred state income taxes (see Note 6).

The unamortized cost of issuing debt at September 30, 2000 is $1.8 million. Deferred financing costs are amortized over the life of the related security. Other deferred charges are amortized over the recovery period specified by the Commission.

Investment Tax Credits
----------------------

Investment tax credits are amortized over the estimated useful life of the property that gave rise to the credit.

Fair Value of Financial Instruments
-----------------------------------

Because of the short maturity of certain assets, which include cash, temporary cash investments and accounts receivable and certain liabilities, which include accounts payable and notes payable to banks, these instruments are stated at amounts that approximate fair value.

If long-term debt outstanding at September 30, 2000 had been refinanced using new issue debt rates of interest that on average are lower than the outstanding rates, the present value of those obligations would have increased from the amounts outstanding in the September 30, 2000 accompanying balance sheet by 3.3%. In the event of refinancing, there would be no gain or loss as, under established regulatory procedure, any such difference would be reflected in rates and have no effect on income.

Derivative Instruments and Hedging Activities
---------------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Activities," which was an amendment to SFAS Statement No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair market value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133, as amended, will be effective in the first quarter of fiscal year 2001. As of September 30, 2000, the Company has inventoried its contracts and for each of those contracts has considered the impact of SFAS No. 133. Based on such evaluation and work performed to date, SFAS No. 133, as amended, is not expected to have a material effect on the financial position or results of operations of the Company.

Affiliate Transactions
----------------------

The Company was charged by ENI $8.7 million in fiscal year 2000 for corporate services rendered. In general, the senior management of ENI serves as the senior management of the Company.

Included in the Balance Sheet at September 30, 2000 is Accounts Payable to ENI in the amount of $9.2 million. A significant amount of the administrative functions and supporting technology systems are integrated with those of ENI.

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect assets and liabilities, the disclosure of contingent assets and liabilities and revenues and expenses. Actual amounts could differ from those estimates.

Reclassifications
-----------------

Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information were as follows (in thousands):

                                                      2000       1999       1998
--------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amount capitalized               $4,779     $4,330     $3,957
  Income taxes                                       1,612      1,119      2,761


In preparing the accompanying statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Inventory Purchase Obligation

The Company finances gas inventory purchases through the use of a single-purpose trust, that purchases gas with funds loaned to it by a bank. As the Company requires gas to service customers, gas is repurchased from the trust at original product cost plus financing costs and trust fees. The cost of gas and related financing are recoverable through the cost of gas charge.

The bank credit agreement provides for a 0.375% commitment fee on the credit line and interest at prime (9.5% at September 30, 2000) with a fixed-rate interest option at less than prime on the outstanding balance. The trust agreement provides for a management fee of $8,000 annually. The credit agreement between the trust and the bank provides for a total commitment of up to $10.5 million, which was increased to $15.5 million after September 30, 2000.

As of September 30, 2000 and 1999, the gas inventories under the trust agreement and controlled by the Company totaled $11.4 million and $8.3 million, respectively, and are included in inventories in the accompanying balance sheets. Inventory purchase obligations under this financing agreement are reflected as a current liability in the accompanying balance sheets.

Note 4.  Notes Payable to Banks

As of September 30, 2000, the Company had $20.5 million available under various unsecured bank lines of credit that are renewed annually, $17.3 million of which was outstanding. The weighted average interest rate on borrowings outstanding on September 30, 2000 was 7.23%. The lines bear interest at prime or less than prime on certain of the lines for fixed periods of time, and are due on demand. For some lines, the terms of the credit agreements require annual commitment fees of .25% of the lines.

Note 5.  Long-Term Debt

Interest payments for the First Mortgage Bonds are due semiannually. The First Mortgage Bonds are collateralized by first mortgage liens on substantially all real property and operating plant facilities.

The aggregate amounts of principal due for all long-term debt for each of the five years subsequent to September 30, 2000 are as follows (in thousands):


                                          Fiscal year                Amount
-------------------------------------------------------------------------------
                                             2001                     $414
                                             2002                     $391
                                             2003                     $333
                                             2004                     $333
                                             2005                     $333

Note 6.  Income Taxes

The Company files a consolidated federal income tax return with its parent company. For financial reporting and rate purposes, the Company provides taxes on a separate return basis.

At September 30, 2000 and 1999, a SFAS No. 109 related regulatory liability amounted to $756,000 and $824,000, respectively, for the tax benefit of unamortized investment tax credits, and $159,000 and $203,000, respectively, for excess deferred taxes as a result of pre-July 1, 1987 deferred income taxes that were recorded in excess of the current federal statutory income tax rate.

A deferred state income tax liability and a corresponding regulatory asset of approximately $2.7 million, representing revenues the Company expects to recover from gas service customers, were established at September 30, 1994 as a result of recording deferred state income taxes on the cumulative temporary differences due to a change in New Hampshire tax law. Effective June 2, 1994, the 1% franchise tax assessed on the sale of natural gas was repealed. Prior to the tax law change, the franchise tax was permitted as a credit against the New Hampshire Business Profits Tax (NHBPT). Because franchise tax payments exceeded the NHBPT, the Company never incurred a NHBPT liability; therefore, no deferred state income taxes related to temporary differences were recorded.

The tax effects of cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the years ended September 30, 2000 and 1999 were as follows (in thousands):


                                                           2000          1999
------------------------------------------------------------------------------
Deferred tax assets:
    Contributions in aid of construction                $   850       $   794
    Unamortized investment tax credits                      464           506
    Allowance for doubtful accounts                         346           414
    Deferred compensation                                   452           343
    Other                                                   625           433
                                                        ---------------------
        Total deferred tax assets                         2,737         2,490
                                                        ---------------------

Deferred tax liabilities:
    Property-related                                     19,330        18,116
    Environmental costs                                   1,979         2,645
    Other                                                 1,707         2,047
                                                        ---------------------
        Total deferred tax liabilities                   23,016        22,808
                                                        ---------------------
Net deferred tax liability                              $20,279       $20,318
                                                        =====================


Deferred income taxes were classified in the accompanying balance sheets at September 30, 2000 and 1999 as follows (in thousands):

                                                           2000           1999
-------------------------------------------------------------------------------
Current                                                 $  (446)       $    (8)
Long-term                                                20,725         20,326
                                                       ------------------------
        Total                                           $20,279        $20,318
                                                       ========================


The components of federal and state income taxes reflected in the accompanying statements of income for the years ended September 30, 2000, 1999 and 1998 were as follows (in thousands):

                                            2000            1999           1998
--------------------------------------------------------------------------------
Federal:
    Current                               $2,268          $ (630)        $2,702
    Deferred                                (400)          2,996           (268)
    Investment tax credits                  (123)           (123)          (124)
                                          --------------------------------------
        Total federal                      1,745           2,243          2,310
                                          --------------------------------------

State:
    Current                                  497            (276)           555
    Deferred                                 (95)            773            (53)
                                          --------------------------------------
        Total state                          402             497            502
                                          --------------------------------------
Total provision for income taxes          $2,147          $2,740         $2,812
                                          ======================================

The Company's effective income tax rate was 73%, 41.7% and 36.4% for the years ended September 30, 2000, 1999 and 1998, respectively. The significant increase in the effective federal and state income tax rate is due to merger related costs that are not tax deductible. The following table reconciles the income tax provision calculated using the federal statutory tax rate of 34% to the book provision for federal and state income taxes (in thousands):


                                                  2000        1999        1998
-------------------------------------------------------------------------------
Tax calculated at statutory rate                $1,001      $2,234      $2,627
Increase (reduction) in effective tax
 resulting from:
    Amortization of investment tax credit         (123)       (123)       (124)
    Adjustment due to change in tax rates          (28)        (28)        (28)
    State taxes, net of federal tax benefit        265         328         331
    Merger-related costs                           978           -           -
    Other, net                                      54         329           6
                                                --------------------------------
Total provision for income taxes                $2,147      $2,740      $2,812
                                                ================================


Note 7.  Employee Benefit Plans

Retiree Benefits
----------------

The Company has noncontributory defined benefit plans covering substantially all employees. Benefits are based on years of credited service and average earnings during the five highest consecutive years prior to the normal retirement date. The Company is also charged for pension expense for the management pension plan of the parent company.

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

The expense recorded in fiscal 2000, 1999 and 1998 for providing post-retirement benefits, including amortization of the accumulated projected benefit obligation over a 20-year period, was $177,000, $173,000 and $230,000, respectively.

The Company has funded these benefit costs by making cash contributions, at the same level of expense recorded, to a Voluntary Employee Benefit Association
(VEBA) trust.

(In thousands)                                                          Pension               Medical and life
                                                               ------------------------------------------------
For the years ended September 30,                                 2000          1999         2000         1999
---------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at beginning of year                       $ 8,228        $8,425       $2,453       $2,439
   Service cost                                                    254           274           48           52
   Interest cost                                                   602           576          178          167
   Participant contributions                                         -             -            -            -
   Plan amendments                                                   -             -            -            -
   Curtailment (gain) or loss                                       38             -          100            -
   Special termination benefits                                     23             -            -            -
   Benefits paid                                                  (364)         (452)        (185)        (146)
   Actuarial (gain) or loss                                       (303)         (595)           8          (59)
                                                               ------------------------------------------------
 Benefit obligation at end of year                             $ 8,478        $8,228       $2,602       $2,453
                                                               ================================================

Change in plan assets:
 Fair value of plan assets at beginning of year                $ 9,835        $9,167       $1,369       $1,248
   Actual return on plan assets                                    582           898           93           80
   Employer contributions                                          183           222          176          187
   Participant contributions                                         -             -            -            -
   Special termination benefits paid                               (94)            -            -            -
   Benefits paid                                                  (363)         (452)        (185)        (146)
                                                               ------------------------------------------------
 Fair value of plan assets at end of year                      $10,143        $9,835       $1,453       $1,369
                                                               ================================================

(In thousands)                                                           Pension                   Medical and life
                                                             ------------------------------------------------------------
For the years ended September 30,                                      2000           1999           2000            1999
-------------------------------------------------------------------------------------------------------------------------
Reconciliation of funded status:
 Funded status                                                       $1,666         $1,607        $(1,149)        $(1,084)
 Contributions between 7/31 and 9/30                                      -              -             44              43
 Unrecognized actuarial (gain) or loss                                 (238)          (294)          (715)           (919)
 Unrecognized transition (asset) or obligation                         (145)          (205)         1,475           1,961
 Unrecognized prior service cost                                        105            183              -               -
                                                             ------------------------------------------------------------
   Net amount recognized at year end                                 $1,388         $1,291        $  (345)        $     1
                                                             ============================================================


Additional year-end information for plans
with benefit obligations in excess of plan assets:
 Benefit obligation                                                  $    -         $    -        $ 2,602         $ 2,453
 Fair value of plan assets                                           $    -         $    -        $ 1,453         $ 1,369

Components of net periodic benefit cost:
 Service cost                                                        $  254         $  274        $    48         $    52
 Interest cost                                                          602            576            178             167
 Expected return on plan assets                                        (904)          (827)          (131)           (124)
 Amortization of prior service cost                                      56             56              -               -
 Amortization of transitional (asset) or Obligation                     (60)           (60)           140             140
 Recognized actuarial (gain) or loss                                      -              -            (58)            (62)
                                                             ------------------------------------------------------------
   Net periodic benefit cost                                         $  (52)        $   19        $   177         $   173
                                                             ============================================================


Additional FAS No. 88 charge recognized due to:
 Curtailment                                                         $   22         $    -        $   346         $     -
 Settlement                                                          $    -         $    -        $     -         $     -
 Special termination benefits                                        $  117         $    -        $     -         $     -

Weighted-average assumptions:
 Discount rate                                                         7.75%          7.50%          7.75%           7.50%
 Expected long-term rate of return on plan                             9.50%          9.50%          9.50%           9.50%
   Assets
 Rate of compensation increase                                         4.00%          4.00%          4.00%           4.00%

The tables above reflect special termination benefits and the effects of a curtailment charge. These costs have been recorded as reorganization cost in the income statement. The prior service cost is amortized on a straight-line basis over the average remaining service period for active participants. The gain or loss in excess of the greater of 10% of the benefit obligation or the market value of assets is amortized on a straight-line basis over the average remaining service period for active participants.

Assumed Health Care Cost Trend
------------------------------

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for pre-65 coverage. The rate is assumed to decrease to 5% for 2002 and remain at that level thereafter. For age post-65, a 10% the annual rate of increase was assumed, decreasing to 5% for 2004 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects for 2000:

                                         One-percentage-       One-percentage-
                                         point increase        point decrease
                                      ----------------------------------------
Service and interest cost components          $  9,743             $ (9,032)
Post-retirement benefit obligation             106,712              (99,517)

Savings Plans
-------------

The Company has employee 401(k) savings and investment plans covering substantially all employees. The Company made contributions of $97,000, $76,000 and $87,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

Note 8.  Operating Leases

The Company leases certain facilities and equipment under long-term, noncancelable operating lease agreements having terms greater than one year. Future minimum rental commitments for these leases at September 30, 2000 are approximated as follows (in thousands):


                                             Fiscal year                Amount
--------------------------------------------------------------------------------
                                                 2001                     $203
                                                 2002                     $192
                                                 2003                     $173
                                                 2004                     $167
                                                 2005                     $ 99


The total rental expense charged to operations for the years ended September 30, 2000, 1999 and 1998 was approximately $606,000, $735,000 and $807,000, respectively.

Note 9.  Commitments and Contingencies

Contracts
---------

The Company has various contractual agreements covering the transportation of natural gas, underground storage facilities and the purchase of natural gas, which are recoverable under the Company's cost of gas rates. These contracts expire at various times from 2000 to 2011.

Litigation
----------

The Company has been named in certain lawsuits arising from normal operations. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.


Environmental Matters
---------------------

The Company and certain of its predecessors own or operated several facilities for the manufacturing of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company is participating with Public Service Company of New Hampshire (PSNH), Northern Utilities and Central Vermont Public Service Company in the investigation of a former manufactured gas site in Dover, New Hampshire. The Company is participating with PSNH in the investigation of a former manufacturing gas site in Nashua, New Hampshire, and has reached settlement with PSNH on a site in Laconia, New Hampshire. The Company is also engaged in remediation of a site in Concord, New Hampshire and investigation of a site in Manchester, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufacturing gas sites are currently estimated to range from $2.1 million to $2.6 million. In addition to costs incurred to date, the Company has recorded $2.1 million as a current liability at September 30, 2000 with a corresponding charge to recoverable environmental cost. The New Hampshire Public Utilities Commission has approved a recovery mechanism for costs incurred at all former manufacturing gas sites, except recovery for the Concord site, which provides for a seven-year recovery period of substantially all costs, excluding carrying costs. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred to future periods with recovery of applicable carrying costs. The recovery mechanism for the Concord site provides for recovery from customers, over a seven-year period, of substantially all costs, excluding carrying cost.

Note 10.  Merger

On July 14, 1999, ENI and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provided for the merger of ENI into Eastern by an exchange of stock. On November 4, 1999, Eastern entered into an agreement to merge with KeySpan Corporation and, as a result, ENI and Eastern amended the Agreement. Under the amended Agreement, holders of outstanding shares of ENI's common stock were paid entirely in cash and the closing took place simultaneously with the Eastern merger with KeySpan Corporation on November 8, 2000. The Company has expensed merger related costs of $5.8 million, comprised of special termination benefits and curtailment expenses of $2.2 million, payroll and related benefits of $1.7 million and other costs of $1.9 million, during the year ended September 30, 2000. As a result of the merger, the Company recorded as of October 31, 2000, approximately $6.0 million of severance costs and benefits, $6.5 million of other merger related costs, and write-offs of $1.9 million for assets, principally software, which were no longer used or useful.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
EnergyNorth Natural Gas, Inc.:

We have audited the accompanying balance sheets and statements of capitalization of EnergyNorth Natural Gas, Inc. (a New Hampshire corporation and a wholly-owned subsidiary of EnergyNorth, Inc.) as of September 30, 2000 and 1999 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnergyNorth Natural Gas, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 20, 2000

(b)  Supplementary Financial Information
Selected Quarterly Financial Data (Unaudited)   EnergyNorth Natural Gas, Inc.

                        Operating        Operating    Net income
(In thousands)           revenues    income (loss)        (loss)    Cash dividends
----------------------------------------------------------------------------------
First Quarter
2000                      $24,658          $ 3,918       $ 2,956            $  965
1999                       22,019            3,984         2,992               934
----------------------------------------------------------------------------------
Second Quarter
2000                       44,886            6,992         6,060               965
1999                       36,441            7,040         6,118               934
----------------------------------------------------------------------------------
Third Quarter
2000                       16,212           (1,115)       (2,037)              965
1999                       11,383             (877)       (1,770)              976
----------------------------------------------------------------------------------
Fourth Quarter
2000                        8,837           (5,139)       (6,183)            1,289
1999                        6,774           (1,507)       (3,509)              976
----------------------------------------------------------------------------------

Note: In the opinion of the Company, the quarterly financial data include all adjustments, consisting of normal recurring adjustments and reclassifications, necessary for a fair presentation of such information. Quarterly amounts vary significantly due to seasonal weather conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Required.

ITEM 11. EXECUTIVE COMPENSATION

Not Required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All 120,000 shares of the Company's outstanding common stock are held by ENI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Required.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                    FORM 8-K

(a)  List of documents filed as part of this Report

     (1)  Financial Statements

          The following financial statements are included herein under Part II,
Item 8:

                                                                                                                       Page No(s).
                                                                                                                     in this Report
                                                                                                                     --------------

          Statements of Income for the years ended September 30, 2000, 1999 and 1998.............................           13
          Balance Sheets at September 30, 2000 and 1999..........................................................           14
          Statements of Capitalization at September 30, 2000 and 1999............................................           15
          Statements of Retained Earnings for the years ended September 30, 2000, 1999 and 1998..................           16
          Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.........................           17
          Notes to Financial Statements..........................................................................          18-29
          Report of Independent Public Accountants...............................................................           30
          Supplementary Financial Information....................................................................           31

  (2) Financial Statement Schedules

      The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

          Schedule                                                                                                   Page No. in
          Number                                             Description                                             this Report
          ------                                             -----------                                              ----------

            II     Valuation and Qualifying Accounts for the three years ended September 30, 2000................           34

                   Report of Independent Public Accountants......................................................           30

         Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits Required by Item 601 of Regulation S-K

         See Exhibit Index on pages 36 and 37.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

(c)  Exhibits - See Exhibit Index on pages 36 and 37.

(d)  Financial Statement Schedules

                                  SCHEDULE II


                         ENERGYNORTH NATURAL GAS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

Reserves that are deducted in the balance sheets from assets to which they apply:

                                                     Additions
                                           -----------------------------
                                 Balance                                             Balance
                                    at       Charged to   Charged to                 at end
    Year ended                  beginning    costs and       other                     of
 September 30,  Description     of period     expenses   accounts/(1)/   Deductions  period
--------------------------------------------------------------------------------------------
2000            Allowance for
                doubtful            $1,069         $1,276         $118      $1,586    $  877
                accounts
1999            Allowance for
                doubtful             1,088            880          167       1,066     1,069
                accounts
1998            Allowance for
                doubtful             1,309          1,080          118       1,419     1,088
                accounts

_____________________
/(1)/  Represents recoveries on accounts previously written off.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ENERGYNORTH NATURAL GAS, INC.
                         Registrant


                         By: /s/     Joseph. F. Bodanza
                            --------------------------------------------
                                     Joseph F. Bodanza
                                     Senior Vice President
                            Finance, Accounting and Regulatory Affairs
                            (Principal Financial and Accounting Officer)

Dated:  December 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29 day of December, 2000.


        Signature                                   Title
        ---------                                   -----

     CHESTER R. MESSER              Director and President
-------------------------------
     CHESTER R. MESSER

                                 EXHIBIT INDEX

     The exhibits listed below are filed herewith, or are incorporated herein by reference to other filings.

  Exhibit
  Number                       Description
  ------                       -----------

     2.0 Agreement and Plan of Reorganization dated July 14, 1999 among Eastern Enterprises, EE Acquisition Company, and EnergyNorth, Inc. is incorporated by reference to Exhibit 2.0 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1999.

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