Form 10-Q
period 2000-12-31
ENERGYNORTH NATURAL GAS INC
filed 2001-02-14
CIK 1042895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (_)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended ____________________________

                                      OR

         (X)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  October 1, 2000  to  December 31, 2000
                                    ---------------      -----------------

                       Commission File Number 000-25305
                                              ---------

                         ENERGYNORTH NATURAL GAS, INC.
                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        NEW HAMPSHIRE                                              02-0209312
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


             1260 Elm Street, P.O. Box 329, Manchester, NH  03105
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 603-625-4000
              --------------------------------------------------
             (Registrant's telephone number, including area code)



           --------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X    No
       ---      ---

Common stock of Registrant at the date of this report was 120,000 shares, all held by EnergyNorth, Inc.

                                                                       Form 10-Q
                                                                          Page 2


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC. ("Company")

Statements of Earnings
----------------------

                                                              (In Thousands)

                                                   Period          Period       Three Months
                                                    From            From            Ended
                                                ------------    ------------    ------------
                                                 November 8,     October 1,
                                                2000 through    2000 through
                                                December 31,    November 7,     December 31,
                                                    2000            2000            1999
                                                ------------    ------------    ------------
                                                                (Predecessor)   (Predecessor)

OPERATING REVENUES                              $     26,473    $      5,885    $     24,659
  Cost of gas sold                                    14,802           2,820          11,027
                                                ------------    ------------    ------------
  Operating Margin                                    11,671           3,065          13,632

OPERATING EXPENSES:
  Operations                                           3,620           1,669           4,456
  Maintenance                                            437             164             290
  Depreciation and amortization                        1,204             557           1,698
  Amortization of Goodwill                               697               -               -
  Income taxes                                         1,616          (2,495)          2,195
  Taxes, other than income                               796             398             640
  Merger Related Expenses                                  -          11,600             610
                                                ------------    ------------    ------------
  Total Operating Expenses                             8,370          11,893           9,889
                                                ------------    ------------    ------------
OPERATING EARNINGS (LOSS)                              3,301          (8,828)          3,743
                                                ------------    ------------    ------------

OTHER EARNINGS, NET                                      133              48             285
                                                ------------    ------------    ------------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE                3,434          (8,780)          4,028
                                                ------------    ------------    ------------

INTEREST EXPENSE:
  Long-term debt                                       1,256             294             895
  Other, including amortization
    of debt expense                                      410             121             177
                                                ------------    ------------    ------------
  Total Interest Expense                               1,666             415           1,072
                                                ------------    ------------    ------------

NET EARNINGS (LOSS)                             $      1,768    $     (9,195)   $      2,956
                                                ============    ============    ============

COMMON STOCK DIVIDENDS                          $          -    $        418    $        965
                                                ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 3

EnergyNorth Natural Gas, Inc.
-----------------------------

Balance Sheets
--------------

                                                               (In Thousands)

                                                 December 31,    December 31,   September 30,
                                                    2000            1999            2000
                                                -------------   -------------   -------------
                                                                (Predecessor)   (Predecessor)
ASSETS
GAS PLANT, at cost                              $     177,949   $     172,707   $     177,708
  Less-Accumulated depreciation                       (60,080)        (57,347)        (60,977)
                                                -------------   -------------   -------------
       Total Net Plant                                117,869         115,360         116,731
                                                -------------   -------------   -------------

CURRENT ASSETS:

  Cash and cash equivalents                               193           1,676           1,092
  Accounts receivable, less reserves
    of $1,399 and $1,112 at
    December 31, 2000 and 1999,
    respectively, and $877 at
    September 30, 2000                                 13,869           7,086           3,495
  Accrued utility margin                                4,123           3,638             667
  Deferred gas costs                                   12,044           5,237             443
  Supplemental gas inventories                          7,194           8,409          12,648
  Materials and supplies                                1,054           1,437           1,114
  Prepaid expenses                                      2,290           3,605           2,670
                                                -------------   -------------   -------------
       Total Current Assets                            40,767          31,088          22,129
                                                -------------   -------------   -------------


OTHER ASSETS:

  Excess of cost over fair value of
   acquired net assets, less amortization             167,509               -               -
  Deferred charges and other assets                    14,676          15,989          14,498
                                                -------------   -------------   -------------
       Total Other Assets                             182,185          15,989          14,498
                                                -------------   -------------   -------------

TOTAL ASSETS                                    $     340,821   $     162,437   $     153,358
                                                =============   =============   =============


The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 4


EnergyNorth Natural Gas, Inc.
-----------------------------

Balance Sheets
--------------

                                                                       (In Thousands)

                                                         December 31,    December 31,   September 30,
                                                            2000            1999            2000
                                                        -------------   -------------   -------------
                                                                        (Predecessor)   (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stock                                           $       3,000   $       3,000   $       3,000
 Amounts in excess of par value                               114,558          22,538          22,538
 Retained earnings                                              1,768          21,267          15,888
                                                        -------------   -------------   -------------
     Total Common stock equity                                119,326          46,805          41,426
 Long-term obligations, less current portion                   41,582          42,027          41,597
                                                        -------------   -------------   -------------
     Total Capitalization                                     160,908          88,832          83,023
                                                        -------------   -------------   -------------

ADVANCE FROM PARENT COMPANY                                    80,000               -               -
                                                        -------------   -------------   -------------

CURRENT LIABILITIES:
  Current portion of long-term obligations                        389             468             414
  Notes payable - bank                                              -          20,500          17,300
  Gas inventory financing - bank                                    -          10,139          10,485
  Notes payable - utility pool                                 41,085               -               -
  Notes payable - utility pool fuel financing                  11,889               -               -
  Accounts payable                                             13,149           6,155           5,739
  Accounts payable - affiliates                                 6,278           4,592           9,241
  Accrued taxes                                                     -             891             120
  Accrued income taxes                                            359               -               -
  Accrued interest                                              2,125           1,127             312
  Customer deposits                                               461             788             970
  Environmental liability                                       2,107           1,742           2,107
                                                        -------------   -------------   -------------
     Total Current Liabilities                                 77,842          46,402          46,688
                                                        -------------   -------------   -------------

OTHER LIABILITIES:
  Deferred income taxes                                        18,548          20,785          20,725
  Unamortized investment tax credits                            1,334           1,456           1,364
  Other                                                         2,189           4,962           1,558
                                                        -------------   -------------   -------------
    Total Other Liabilities                                    22,071          27,203          23,647
                                                        -------------   -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT          $     340,821   $     162,437   $     153,358
                                                        =============   =============   =============

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 5

EnergyNorth Natural Gas, Inc.
-----------------------------
Statements of Cash Flows
------------------------

                                                                       (In Thousands)

                                                                                          For The
                                                           Period          Period       Three Months
                                                            From            From            Ended
                                                        ------------    ------------    ------------
                                                         November 8,     October 1,
                                                        2000 through    2000 through
                                                        December 31,    November 7,     December 31,
                                                            2000            2000            1999
                                                        ------------    ------------    ------------
                                                                        (Predecessor)   (Predecessor)
Cash flows from operating activities:

  Net earnings                                          $      1,768    $     (9,195)   $      2,956
  Depreciation and amortization                                1,901             557           1,730
  Deferred Taxes                                                 235          (1,780)            400
  Other changes in assets and liabilities                    (23,202)          8,987          (9,693)
                                                        ------------    ------------    ------------
Net cash provided by operating activities                    (19,298)         (1,431)         (4,607)

Cash flows from investing activities:
  Capital expenditures                                        (2,979)         (1,922)         (2,998)
                                                        ------------    ------------    ------------
Net cash used by investing activities                         (2,979)         (1,922)         (2,998)
                                                        ------------    ------------    ------------

Cash flows from financing activities:
  Dividends paid on common stock                                   -            (418)           (965)
  Issuance of long-term debt, net of issuance cost                 -               -             167
  Retirement of long-term debt, including premiums                 -               -             (77)
  Change in notes payable                                     21,085           2,700           6,322
  Change in notes payable-affiliates                               -                             200
  Change in other financing activities                           (35)             (5)            (38)
  Change in inventory financing                                 (736)          2,140           1,810
                                                        ------------    ------------    ------------
Net cash provided by financing activities                     20,314           4,417           7,419
                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash
   Equivalents                                                (1,963)          1,064            (186)

Cash and cash equivalents at beginning of period               2,156           1,092           1,862
                                                        ------------    ------------    ------------

Cash and cash equivalents at end of period              $        193    $      2,156    $      1,676
                                                        ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                         ENERGYNORTH NATURAL GAS, INC.
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 2000
                               -----------------




1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     These financial statements reflect the operations of EnergyNorth Natural Gas, Inc., a wholly-owned subsidiary of EnergyNorth, Inc. (ENI). Effective on November 8, 2000, ENI merged with a subsidiary of KeySpan Corporation ("KeySpan") (see note below). The "Predecessor Financial Statements" for periods prior to November 8, 2000 reflect the operations of EnergyNorth Natural Gas, Inc. prior to the merger. The Predecessor Financial Statements have been prepared using historical cost and have not been adjusted to reflect the transaction with KeySpan. However, certain accounts for the prior periods have been reclassified to conform to the presentation as of December 31, 2000. The Company has changed its fiscal year end from September 30 to December 31.

     It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature, except for those related to the merger as discussed below. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's September 2000 Annual Report previously filed on Form 10-K with the Securities and Exchange Commission.

     Merger
     ------

     On July 14, 1999, ENI and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provided for the merger of ENI into a subsidiary of Eastern by an exchange of stock. On November 4, 1999, Eastern entered into an agreement to merge with a subsidiary of KeySpan Corporation and, as a result, ENI and Eastern amended the Agreement. Under the amended Agreement, holders of outstanding shares of ENI's common stock were paid entirely in cash. The closing took place simultaneously with the Eastern merger with KeySpan Corporation on November 8, 2000. The Company recorded merger related costs of $5.8 million, comprised of special termination benefits and curtailment expenses of $2.2 million, payroll and

                                                                       Form 10-Q
                                                                          Page 7


     related benefits of $1.7 million and other costs of $1.9 million, during the year ended September 30, 2000. As a result of the merger, the Company also recorded as of November 8, 2000 approximately $6.0 million of severance costs and benefits, and $5.6 million of other merger related costs.

     Under "push-down" accounting, the Company has recorded goodwill of $168.2 million, offset by advances from parent company (KeySpan) of $80 million, increased common equity of $85.7 million, and adjustments to write-down net assets to fair value of $2.5 million, principally software no longer used or useful.

     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to the ambient air temperature. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through March are higher than those charged during April through October.

                                                                       Form 10-Q
                                                                          Page 8

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------


RESULTS OF OPERATIONS

As discussed under "ACCOUNTING POLICIES AND OTHER INFORMATION", the Company's parent company, EnergyNorth, Inc., merged with and became an indirect wholly-owned subsidiary of KeySpan Corporation on November 8, 2000.

Period from November 8, 2000 through December 31, 2000

This period includes amortization of goodwill of $.7 million and interest on the $80 million advance from KeySpan Corporation of $.7 million. Other interest increased significantly due to higher deferred gas costs.

Period from October 1, 2000 through November 7, 2000

This period includes merger-related expenses of $11.6 million as described earlier. Other interest increased significantly due to higher deferred gas costs.


FORWARD-LOOKING INFORMATION

This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities and such other factors as described in the Company's reports filed with the SEC. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through its transaction with KeySpan Corporation. KeySpan Corporate Services provides financing to the Company for working capital and fuel inventory through the Company's participation in a Money Utility Pool. At December 31, 2000, the Company had outstanding borrowings of $41,085,000 and $11,889,000 for working capital and fuel inventory, respectively. During the two months ended December 31, 2000, the Company paid KeySpan Corporate Services $225,000 and $62,000 for interest on working capital and fuel inventory borrowings, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the required funds.

As of November 18, 2000, an $80 million advance was recorded on the books of the Company from KeySpan Corporation. During the two months ended December 31, 2000, the Company paid KeySpan Corporation $725,000 for interest and debt issuance costs.

                                                                       Form 10-Q
                                                                          Page 9


Interest charges equal interest incurred by KeySpan Corporation on debt borrowings issued by KeySpan Corporation and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan Corporation equal to the actual issuance costs incurred by KeySpan Corporation on its debt borrowings. These costs are amortized over the life of the borrowings.

                                                                       Form 10-Q
                                                                         Page 10

                          PART II. OTHER INFORMATION
                          --------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  List of Exhibits

     None

(b)  Reports on Form 8-K

     On February 13, 2001, the Company filed a report on Form 8-K disclosing that it had changed its fiscal year end from September 30 to December 31.

                                                                       Form 10-Q
                                                                         Page 11

SIGNATURES
----------


It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the business of the Company. Except as otherwise herein indicated, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and an annual audit by independent public accountants.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EnergyNorth Natural Gas, Inc.
                                     D/B/A Keyspan Energy Delivery New England
                                    --------------------------------------------
                                                   (Registrant)



                                     /s/           Joseph F. Bodanza
                                    --------------------------------------------
                                           J.F. Bodanza, Sr. Vice President
                                     Finance, Accounting and Regulatory Affairs
                                    (Principal Financial and Accounting Officer)



Dated:   February 14, 2001
      ------------------------