Form 10-Q
period 2001-03-31
ENERGYNORTH NATURAL GAS INC
filed 2001-05-15
CIK 1042895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       March 31, 2001
                                             ----------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number 000-25305
                                               ---------

                         ENERGYNORTH NATURAL GAS, INC.
                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
               ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEW HAMPSHIRE                                          02-0209312
     ------------------------------                        --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


              1260 Elm Street, P.O. Box 329, Manchester, NH  03105
             --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 603-625-4000
              --------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
              --------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC. ("Company")

STATEMENTS OF EARNINGS
----------------------

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                             (In Thousands)
                                            Three Months Ended
                                         March 31,      March 31,
                                           2001           2000
                                          -------        -------
                                                      (Predecessor)

OPERATING REVENUES                        $74,125        $47,466
 Cost of gas sold                          55,305         28,733
                                          -------        -------
 Operating Margin                          18,820         18,733
                                          -------        -------

OPERATING EXPENSES:
 Operations                                 4,884          4,190
 Maintenance                                  614            523
 Depreciation and amortization              1,593          2,073
 Amortization of goodwill                   1,046              -
 Income taxes                               3,027          3,911
 Taxes, other than income                     998            845
 Merger related expenses                        -            199
                                          -------        -------
 Total Operating Expenses                  12,162         11,741
                                          -------        -------
OPERATING EARNINGS                          6,658          6,992

OTHER EARNINGS, NET                           310            317
                                          -------        -------

EARNINGS BEFORE INTEREST EXPENSE            6,968          7,309
                                          -------        -------

INTEREST EXPENSE:
 Long-term debt                               890            889
 Other, including amortization
 of debt expense                            1,822            360
 Less - Interest during construction           (9)            (-)
                                          -------        -------
 Total Interest Expense                     2,703          1,249
                                          -------        -------

NET EARNINGS                              $ 4,265        $ 6,060
                                          =======        =======

COMMON STOCK DIVIDENDS                    $     -        $ 1,931
                                          =======        =======

The accompanying notes are an integral part of these financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------

BALANCE SHEETS
--------------



                                                  (In Thousands)

                                         March 31,    March 31,   December 31,
                                           2001         2000          2000
                                        -----------  -----------  ------------
                                                    (Predecessor)

ASSETS

GAS PLANT, at cost                      $179,463      $174,195      $177,949
  Less-Accumulated depreciation          (61,619)      (58,610)      (60,080)
                                        --------      --------      --------
       Total Net Plant                   117,844       115,585       117,869
                                        --------      --------      --------

CURRENT ASSETS:

  Cash and cash equivalents                4,348         1,768           193
  Accounts receivable, less reserves
    of $1,965 and $1,112 at
    March 31, 2001 and 2000,
    respectively, and $1,399 at
    December 31, 2000                     25,937        14,523        13,869
  Unbilled revenues                       12,316         4,039        14,830
  Deferred gas costs                       4,355        (1,195)        1,337
  Supplemental gas inventories             2,025         2,638         7,194
  Materials and supplies                   1,266         1,465         1,054
  Prepaid expenses                         1,417         2,630         2,290
                                        --------      --------      --------
       Total Current Assets               51,664        25,868        40,767
                                        --------      --------      --------


OTHER ASSETS:

  Goodwill, net of amortization          166,463             -       167,509
  Deferred charges and other assets       12,826        15,282        14,676
                                        --------      --------      --------
       Total Other Assets                179,289        15,282       182,185
                                        --------      --------      --------

TOTAL ASSETS                            $348,797      $156,735      $340,821
                                        ========      ========      ========

The accompanying notes are an integral part of these financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------

BALANCE SHEETS
--------------

                                                                 (In Thousands)
                                                          March 31, March 31, December 31,
                                                            2001      2000      2000
                                                          --------  --------  --------
                                                                  (Predecessor)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common stock                                             $  3,000  $  3,000  $  3,000
 Amounts in excess of par value                            114,558    22,538   114,558
 Retained earnings                                           6,033    26,361     1,768
                                                          --------  --------  --------
     Total Common stock equity                             123,591    51,899   119,326
 Long-term obligations, less current portion                40,824    41,624    41,582
                                                          --------  --------  --------
     Total Capitalization                                  164,415    93,523   160,908
ADVANCE FROM KEYSPAN                                        80,000         -    80,000
                                                          --------  --------  --------
Total Capitalization and advance                           244,415    93,523   240,908
                                                          --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations                     389       443       389
  Notes payable - utility pool                              48,339         -    41,085
  Notes payable - utility pool gas inventory financing       3,453         -    11,889
  Notes payable - bank                                           -    14,530         -
  Gas inventory financing - bank                                 -     3,647         -
  Accounts payable                                          12,726     6,521    13,149
  Accounts payable - affiliates                              5,787     4,003     6,278
  Accrued taxes                                                403     5,337         -
  Accrued income taxes                                           -         -       359
  Accrued interest                                           3,512       253     2,125
  Customer deposits                                            448       629       461
  Environmental liability                                    2,107     1,936     2,107
                                                          --------  --------  --------
     Total Current Liabilities                              77,164    37,299    77,842
                                                          --------  --------  --------

OTHER LIABILITIES:
  Deferred income taxes                                     23,442    20,334    18,548
  Unamortized investment tax credits                         1,303     1,426     1,334
  Other                                                      2,473     4,153     2,189
                                                          --------  --------  --------
    Total Other Liabilities                                 27,218    25,913    22,071
                                                          --------  --------  --------

TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT            $348,797  $156,735  $340,821
                                                          ========  ========  ========

The accompanying notes are an integral part of these financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------
Statements of Cash Flows
------------------------
                                                         (In Thousands)
                                                   For the Three Months Ended
                                                   --------------------------
                                                    March 31,    March 31,
                                                         2001           2000
                                                     --------       --------
                                                                (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $  4,265       $  6,060
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
   Depreciation and amortization                        2,639          2,073
   Deferred taxes                                       4,894           (790)
   Other changes in assets and liabilities:
    Accounts receivable                               (12,068)        (3,721)
    Unbilled revenues                                   2,514         (3,480)
    Accounts payable-affiliates                             -           (224)
    Inventories                                         4,957          6,885
    Deferred gas costs                                 (3,018)         2,719
    Accounts payable                                     (914)         1,548
    Accrued/prepaid income taxes                         (359)         6,589
    Other                                               4,699         (1,924)
                                                     --------       --------
Cash provided by operating activities                   7,609         15,735
                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures, net of retirements             (1,514)        (1,534)
                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid on common stock                       -           (966)
  Repayment of long-term debt                            (758)          (428)
  Change in notes payable                               7,254         (6,170)
  Change in other financing activities                      -            (53)
  Change in inventory financing                        (8,436)        (6,492)
                                                     --------       --------
Cash used for financing activities                     (1,940)       (14,109)
                                                     --------       --------

Increase in cash and cash equivalents                   4,155             92

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          193          1,676
                                                     --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  4,348       $  1,768
                                                     ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 MARCH 31, 2001
                                 --------------




1. ACCOUNTING POLICIES AND OTHER INFORMATION
   -----------------------------------------

     General
     -------

     The Company is a wholly-owned subsidiary of EnergyNorth, Inc. ("ENI") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"). It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature, except for those related to the merger as discussed below. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

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

     On November 8, 2000, the merger took place simultaneously with the Eastern merger with KeySpan. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of the Company based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. The Company recorded merger related costs of $5.8 million, comprised of special termination benefits and curtailment expenses of $2.2 million, payroll and related benefits of $1.7 million and other costs of $1.9 million, during the year ended September 30, 2000. As a result of the merger, the Company also recorded as of November 8, 2000 approximately $6.0 million of severance costs and benefits, and $5.6 million of other merger related costs.

     Under "push-down" accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of $168.2 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in an increase to equity of $85.7 million, net of the write-down of $2.5 million of assets, principally software, no longer used or useful, and the recording of an $80 million advance from KeySpan.

     SEASONAL ASPECT
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to the temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months.


     Reclassifications
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------


RESULTS OF OPERATIONS

Earnings applicable to common stock for the first quarter of 2001 were $4.3 million, a decrease of $1.8 million, or 30%, from the first quarter of 2000. Weather was 2% colder than normal and 7% colder than 2000.

Operating revenues in the first quarter of 2001 increased $27 million, or 56% from 2000, principally due to increased gas costs and the colder weather.

Operations and maintenance expenses increased $.8 million, or 17%, principally due to a higher provision for bad debts ($.3 million) due to higher gas prices and increased payroll related costs.

The first quarter of 2001 reflects amortization of goodwill of $1.0 million and interest and debt issuance costs of $1.5 million associated with the $80 million advance from KeySpan.


FORWARD-LOOKING INFORMATION

This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations.
These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate operations, temperatures above or below normal, changes in economic conditions, including interest rates and fuel prices, regulatory and court decisions, developments with respect to previously-disclosed environmental liabilities and such other factors detailed from time to time in reports filed by the Company with the SEC. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

The Company expects capital expenditures for 2001 to be approximately $18 million. Capital expenditures will be for system expansion associated with customer growth and improvements to the delivery infrastructure.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  List of Exhibits

     None

(b)  Reports on Form 8-K

     None

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



                                         EnergyNorth Natural Gas, Inc.
                                   D/B/A KeySpan Energy Delivery New England
                                   -----------------------------------------
                                                   (Registrant)



                                            /s/ Joseph F. Bodanza
                                   -----------------------------------------
                                       J.F. Bodanza, Senior Vice President
                                   Finance, Accounting and Regulatory Affairs
                                   (Principal Financial and Accounting Officer)



Dated:  May 15, 2001
        ------------