Form 10-Q
period 2001-06-30
ENERGYNORTH NATURAL GAS INC
filed 2001-08-14
CIK 1042895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 2001
                                           ---------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                        Commission File Number 000-25305
                                               ---------

                         ENERGYNORTH NATURAL GAS, INC.
                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEW HAMPSHIRE                                          02-0209312
     ----------------------------                          -------------------
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


                                     NONE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X    No ___
       ---

   Common stock of Registrant at the date of this report was 120,000 shares, all held by EnergyNorth, Inc.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC. ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------

                                                       (In Thousands)
                                              For the                 For the
                                        Three Months Ended       Six Months Ended
                                        ------------------       ----------------
                                        June 30,   June 30,     June 30,     June 30,
                                          2001       2000         2001         2000
                                        -------    -------      -------      -------
                                                (Predecessor)             (Predecessor)
OPERATING REVENUES                       $16,471    $15,200        $90,596    $57,886
 Cost of gas sold                         10,281      9,388         65,586     33,341
                                         -------    -------        -------    -------
 OPERATING MARGIN                          6,190      5,812         25,010     24,545

OPERATING EXPENSES:
 Operations                                4,211      3,832          9,095      8,004
 Maintenance                                 517        508          1,131      1,031
 Depreciation and amortization             1,599      1,693          3,192      3,766
 Amortization of goodwill                  1,046          -          2,092          -
 Income taxes                             (1,144)      (873)         1,883      3,038
 Taxes, other than income                    924        923          1,922      1,786
 Merger Related Expenses                       -        844              -      1,043
                                         -------    -------        -------    -------
 Total Operating Expenses                  7,153      6,927         19,315     18,668
                                         -------    -------        -------    -------
OPERATING EARNINGS                          (963)    (1,115)         5,695      5,877

OTHER EARNINGS, NET                          185        199            495        516
                                         -------    -------        -------    -------

EARNINGS BEFORE INTEREST EXPENSE            (778)      (916)         6,190      6,393

INTEREST EXPENSE:
 Long-term debt                              843        887          1,733      1,776
 Other, including amortization
   of debt expense                         1,913        234          3,735        594
 Less - Interest during construction         (20)         -            (29)         -
                                         -------    -------        -------    -------
 Total Interest Expense                    2,736      1,121          5,439      2,370
                                         -------    -------        -------    -------

NET EARNINGS (LOSS)                      $(3,514)   $(2,037)       $   751    $ 4,023
                                         =======    =======        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                        (In Thousands)

                                             June 30,        June 30,      December 31,
                                               2001            2000           2000
                                           -----------     -----------     ------------
                                                          (Predecessor)
ASSETS
GAS PLANT, at cost                         $182,768           $177,793      $177,949
  Less-Accumulated depreciation             (62,896)           (59,481)      (60,080)
                                           --------           --------      --------
       Net Plant                            119,872            118,312       117,869
                                           --------           --------      --------


CURRENT ASSETS:

  Cash and cash equivalents                   1,235              1,794           193
  Accounts receivable, less reserves
    of $1,875 and $1,569 at
    June 30, 2001 and 2000,
    respectively, and $1,399 at
    December 31, 2000                        12,170              5,666        13,869
  Accounts receivable - affiliates            8,854                  -             -
  Unbilled revenues                           1,025              2,768        14,830
  Deferred gas costs                         (2,135)            (1,879)        1,337
  Natural gas and other inventories           6,646              6,925         7,194
  Materials and supplies                      1,354              1,293         1,054
  Prepaid expenses                            1,428              3,151         2,290
                                           --------           --------      --------
       Total Current Assets                  30,577             19,718        40,767
                                           --------           --------      --------


OTHER ASSETS:

  Goodwill, net of amortization             160,955                  -       167,509
  Deferred charges and other assets          13,228             15,470        14,676
                                           --------           --------      --------
       Total Other Assets                   174,183             15,470       182,185
                                           --------           --------      --------

TOTAL ASSETS                               $324,632           $153,500      $340,821
                                           ========           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------

Consolidated Balance Sheets
-------------------------------------------------------

                                                                    (In Thousands)
                                                         June 30,    June 30,     December 31,
                                                           2001        2000          2000
                                                         --------    --------     ------------
                                                                   (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $25 par value,
    120,000 shares authorized and outstanding            $  3,000      $  3,000       $  3,000
   Amounts in excess of par value                         110,096        22,538        114,558
   Retained earnings                                        2,519        23,036          1,768
                                                         --------      --------       --------
     Total Common Stockholder's Investment                115,615        48,574        119,326
 Long-term obligations, less current portion               40,791        41,612         41,582
                                                         --------      --------       --------
     Total Capitalization                                 156,406        90,186        160,908
                                                         --------      --------       --------

ADVANCE FROM KEYSPAN                                       80,000             -         80,000
                                                         --------      --------       --------

     Total Capitalization, and Advance from KeySpan       236,406        90,186        240,908
                                                         --------      --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                    333           428            389
  Note payable - utility pool                              35,985             -         41,085
  Note payable - utility pool gas inventory financing       5,156             -         11,889
  Notes payable - bank                                          -        12,130              -
  Gas inventory financing - bank                                -         4,413              -
  Accounts payable                                          8,240         7,356         13,149
  Accounts payable-affiliates                               3,278         6,322          6,278
  Accrued and deferred taxes                                    -         3,250            359
  Accrued interest                                          5,142         1,148          2,125
  Customer deposits and other                                 417           517            461
  Environmental liability                                   2,107         2,112          2,107
                                                         --------      --------       --------
     Total Current Liabilities                             60,658        37,676         77,842
                                                         --------      --------       --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                    23,645        20,195         18,548
  Unamortized investment tax credits                        1,272         1,395          1,334
  Other                                                     2,651         4,048          2,189
                                                         --------      --------       --------
    Total reserves and deferred credits                    27,568        25,638         22,071
                                                         --------      --------       --------

TOTAL CAPITALIZATION AND LIABILITIES                     $324,632      $153,500       $340,821
                                                         ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYNORTH NATURAL GAS, INC.
-----------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                          (In Thousands)
                                                    For The Six Months Ended
                                                   -------------------------
                                                     June 30,       June 30,
                                                       2001           2000
                                                     --------       --------
                                                                 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                      $    751       $  4,023
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                   5,284          3,585
       Deferred taxes                                  5,097           (988)
       Other changes in assets and liabilities:
          Accounts receivable                          1,699          1,420
          Accounts receivable-affiliates              (8,854)             -
          Unbilled revenues                           13,805          7,452
          Deferred gas costs                           3,472            534
          Inventories                                    248          1,628
          Accounts payable                            (7,909)         1,201
          Accounts payable-affiliates                      -          1,930
          Accrued interest                             3,017             21
          Federal and state income taxes                (359)         2,566
          Other                                        7,128           (635)
                                                    --------       --------
Cash provided by operating activities                 23,379         22,737
                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of retirements         (5,195)        (5,560)
                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid on common stock                   -         (2,254)
     Change in push down equity                       (4,462)             -
     Repayment of long-term debt                        (847)          (483)
     Change in notes payable                          (5,100)        (8,570)
     Change in other financing activities                  -            (26)
     Change in inventory financing                    (6,733)        (5,726)
                                                    --------       --------
Cash used for financing activities                   (17,142)       (17,059)
                                                    --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                  1,042            118

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         193          1,676
                                                    --------       --------

Cash and cash equivalents at end of period          $  1,235       $  1,794
                                                    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ENERGYNORTH NATURAL GAS, INC.
                         -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 2001
                                 -------------




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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's September 2000 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

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

     During the second quarter of 2001, equity was decreased by $4.5 million with an offsetting decrease to goodwill, reflecting a decrease to the acquisition premium.

     REGULATION
     ----------

     To prepare for the unbundling of gas supply and transportation service for its customers, the Company filed a rate redesign proposal with the New Hampshire Public Utilities Commission that was approved and became effective as of May 1, 2001. The rate redesign proposal is revenue neutral to the Company and transfers gas supply related costs from base rates to the cost of gas recovery mechanism.

     Effective November 1, 2001, all comercial and industrial customers of the Company will have the ability to request transportation-only service. The migration of customers from sales to transportation only service has no effect on the Company's operating margin.

     SEASONAL ASPECT
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months.

     RECLASSIFICATIONS
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets.

     The Business Combination Statement is generally effective for combinations after June 30, 2001. The Statement of Goodwill and Other Intangible Assets is effective for the fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

     We are currently evaluating the impact that these Statements will have on our operations. We are currently amortizing goodwill of approximately $4.2 million on an annual basis. As noted, effective January 1, 2002 goodwill will no longer be subject to amortization, but instead will be tested for impairment.

     In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS

SECOND QUARTER

The seasonal net loss for the second quarter of 2001 was $3.5 million, an increase of $1.5 million, from the same period in 2000. Weather was 10% warmer than normal and 12% warmer than 2000.

Operating revenues in the second quarter of 2001 increased $1.3 million, or 8.4%, from the same period in 2000, principally due to higher gas prices.

Operating margin increased $0.4 million, or 6.5%, from 2000.

Operations and maintenance expenses increased $0.4 million, or 9.9%.

The second quarter of 2001 reflects amortization of goodwill of $1.0 million and interest and amortization of debt issuance costs of $1.5 million associated with the Advance from KeySpan.

YEAR-TO-DATE

Earnings applicable to common stock for the first six months of 2001 were $0.8 million, a decrease of $3.3 million, from the first six months of 2000. Weather approximated normal and was 2.1% colder than 2000.

Operating revenues in the first six months of 2001 increased $32.7 million, from 2000, principally due to higher gas prices, the colder weather, and customer growth.

Operating margin increased $0.5 million, or 1.9%, from 2000, principally due to customer growth and the colder weather.

Operations and maintenance expenses increased $1.2 million, or 13.6%, due to a higher provision for bad debts due to the higher gas prices.

The first six months of 2001 reflects amortization of goodwill of $2.1 million and interest and amortization of debt issuance costs of $3.0 million associated with the Advance from KeySpan.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and debt repayments.

The Company expects capital expenditures for 2001 to be approximately $18 million. Capital expenditures will be primarily for system expansion associated with customer growth and improvements to the delivery infrastructure.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  List of Exhibits

          None.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

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



Dated:    August 14, 2001
      ----------------------