Form 10-Q
period 2001-09-30
ENERGYNORTH NATURAL GAS INC
filed 2001-11-14
CIK 1042895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______

                        Commission File Number 000-25305

                          ENERGYNORTH NATURAL GAS, INC.
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEW HAMPSHIRE                    02-0209312
                      -------------                    ----------
            (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)

                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 617-723-5512
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             1260 ELM STREET, P.O. BOX 329, MANCHESTER, NH  03105
            ------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes |X|    No |_|

    Common stock of Registrant at the date of this report was 120,000 shares, all held by EnergyNorth, Inc.

                                                                       FORM 10-Q
                                                                          Page 2


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC. ("Company")

Consolidated Statements of Earnings

                                                               (In Thousands)
                                                     For the                       For the
                                               Three Months Ended             Nine Months Ended
                                          ----------------------------   -----------------------------
                                          September 30,  September 30,   September 30,   September 30,
                                              2001            2000            2001            2000
                                          -------------  -------------   -------------   -------------
                                                         (Predecessor)                   (Predecessor)

OPERATING REVENUES                          $11,339         $ 8,440        $101,935         $66,326
   Cost of gas sold                           6,250           4,952          71,836          38,293
                                            -------         -------        --------         -------
   Operating Margin                           5,089           3,488          30,099          28,033

OPERATING EXPENSES:
   Operations                                 3,253           4,311          12,348          12,315
   Maintenance                                  518             415           1,650           1,446
   Depreciation and amortization              1,605           1,598           4,797           5,364
   Amortization of goodwill                   1,046              --           3,137              --
   Income taxes                              (1,781)         (3,086)            103             (48)
   Taxes, other than income                     920           1,243           2,842           3,029
   Merger Related Expenses                       --           4,146              --           5,189
                                            -------         -------        --------         -------
   Total Operating Expenses                   5,561           8,627          24,877          27,295
                                            -------         -------        --------         -------
OPERATING EARNINGS (LOSS)                      (472)         (5,139)          5,222             738

OTHER EARNINGS, NET                             200             292             696             808
                                            -------         -------        --------         -------
EARNINGS (LOSS) BEFORE INTEREST EXPENSE        (272)         (4,847)          5,918           1,546

INTEREST EXPENSE:
   Long-term debt                               867             885           2,600           2,661
   Other, including amortization
    of debt expense                           2,438             451           6,173           1,045
   Less - Interest during construction          (49)             --             (78)             --
                                            -------         -------        --------         -------
   Total Interest Expense                     3,256           1,336           8,695           3,706
                                            -------         -------        --------         -------

NET EARNINGS (LOSS)                         $(3,528)        $(6,183)       $ (2,777)        $(2,160)
                                            =======         =======        ========         =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3


EnergyNorth Natural Gas, Inc.

Consolidated Balance Sheets

                                                            (In Thousands)
                                               September 30,  September 30,  December 31,
                                                   2001          2000            2000
                                               -------------  -------------  ------------
                                                             (Predecessor)
ASSETS

GAS PLANT, at cost                              $ 190,223      $ 177,708       $ 177,949
   Less-Accumulated depreciation                  (64,258)       (60,977)        (60,080)
                                                ---------      ---------       ---------
         Net Plant                                125,965        116,731         117,869
                                                ---------      ---------       ---------

CURRENT ASSETS:

   Cash and cash equivalents                        3,473          1,092             193
   Accounts receivable, less reserves
    of $1,386 and $877 at
    September 30, 2001 and 2000,
    respectively, and $1,399 at
    December 31, 2000                               6,252          3,495          13,869
   Accounts receivable - affiliates                 3,521             --              --
   Unbilled revenues                                1,584          1,839          14,830
   Deferred gas costs                                (718)          (729)          1,337
   Natural gas and other inventories               11,224         12,648           7,194
   Materials and supplies                           1,325          1,114           1,054
   Prepaid expenses                                   837          2,670           2,290
                                                ---------      ---------       ---------
         Total Current Assets                      27,498         22,129          40,767
                                                ---------      ---------       ---------

OTHER ASSETS:

   Goodwill, net of amortization                  159,909             --         167,509
   Deferred charges and other assets               13,356         14,498          14,676
                                                ---------      ---------       ---------
         Total Other Assets                       173,265         14,498         182,185
                                                ---------      ---------       ---------

TOTAL ASSETS                                    $ 326,728      $ 153,358       $ 340,821
                                                =========      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4


EnergyNorth Natural Gas, Inc.

Consolidated Balance Sheets

                                                                      (In Thousands)
                                                        September 30,  September 30,  December 31,
                                                            2001          2000           2000
                                                        -------------  -------------  ------------
                                                                     (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stockholder's investment -
    Common stock, $25 par value,
     120,000 shares authorized and outstanding             $  3,000      $  3,000       $  3,000
    Amounts in excess of par value                          110,095        22,538        114,558
    Retained earnings                                        (1,009)       15,888          1,768
                                                           --------      --------       --------
       Total Common Stockholder's Investment                112,086        41,426        119,326
   Long-term obligations, less current portion               40,792        41,597         41,582
                                                           --------      --------       --------
       Total Capitalization                                 152,878        83,023        160,908
                                                           --------      --------       --------

ADVANCE FROM KEYSPAN                                         80,000            --         80,000
                                                           --------      --------       --------

       Total Capitalization and Advance from KeySpan        232,878        83,023        240,908
                                                           --------      --------       --------

CURRENT LIABILITIES:
   Current portion of long-term obligations                     333           414            389
   Note payable - utility pool                               41,132            --         41,085
   Note payable - utility pool gas inventory financing        9,011            --         11,889
   Notes payable - bank                                          --        17,300             --
   Gas inventory financing - bank                                --        10,485             --
   Accounts payable                                          10,695         5,739         13,149
   Accounts payable-affiliates                                   --         9,241          6,278
   Accrued and deferred taxes                                   397           120            359
   Accrued interest                                           5,970           312          2,125
   Customer deposits and other                                  315           970            461
   Environmental liability                                    2,107         2,107          2,107
                                                           --------      --------       --------
       Total Current Liabilities                             69,960        46,688         77,842
                                                           --------      --------       --------

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes                                     19,779        20,725         18,548
   Unamortized investment tax credits                         1,242         1,364          1,334
   Other                                                      2,869         1,558          2,189
                                                           --------      --------       --------
      Total reserves and deferred credits                    23,890        23,647         22,071
                                                           --------      --------       --------

TOTAL CAPITALIZATION AND LIABILITIES                       $326,728      $153,358       $340,821
                                                           ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5


EnergyNorth Natural Gas, Inc.

Consolidated Statements of Cash Flows

                                                                       (In Thousands)
                                                                  For The Nine Months Ended
                                                                ----------------------------
                                                                September 30,  September 30,
                                                                   2001            2000
                                                                -------------  -------------
                                                                               (Predecessor)
Cash flows from operating activities:

   Net earnings                                                   $(2,777)        $(2,160)
      Adjustments to reconcile net earnings to
       cash provided by operating activities:
         Depreciation and amortization                             (1,660)          5,728
         Deferred taxes                                             1,231            (518)
         Other changes in assets and liabilities:
            Accounts receivable                                     7,617           3,591
            Accounts receivable-affiliates                         (3,521)          1,172
            Unbilled revenues                                      13,246           1,799
            Deferred gas costs                                      2,055           4,794
            Inventories                                            (4,301)         (3,916)
            Accounts payable                                       (2,454)           (416)
            Accounts payable-affiliates                            (6,278)          4,849
            Accrued interest                                        3,845            (964)
            Accrued and deferred taxes                                 38             459
            Other                                                   8,594          (1,120)
                                                                  -------         -------
Cash provided by operating activities                              15,635          13,298
                                                                  -------         -------

Cash flows from investing activities:
       Capital expenditures, net of retirements                    (4,216)         (7,650)
                                                                  -------         -------

Cash flows from financing activities:
       Cash dividends paid on common stock                             --          (3,219)
       Change in push down equity                                  (4,462)             --
       Repayment of long-term debt                                   (846)           (512)
       Change in notes payable                                         47          (3,400)
       Change in other financing activities                            --             553
       Change in inventory financing                               (2,878)            346
                                                                  -------         -------
Cash used for financing activities                                 (8,139)         (6,232)
                                                                  -------         -------

Increase in cash and cash equivalents                               3,280            (584)

Cash and cash equivalents at beginning of period                      193           1,676
                                                                  -------         -------

Cash and cash equivalents at end of period                        $ 3,473         $ 1,092
                                                                  =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6


                          ENERGYNORTH NATURAL GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

1.    ACCOUNTING POLICIES AND OTHER INFORMATION

      General

      The Company is a wholly-owned subsidiary of EnergyNorth, Inc. ("ENI") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"). Effective on November 8, 2000, ENI merged with a subsidiary of KeySpan (see note below). The "Predecessor Financial Statements" for periods prior to November 8, 2000 reflect the operations of the Company prior to the merger. The Predecessor Financial Statements have been prepared using historical cost and have not been adjusted to reflect the transaction with KeySpan. However, certain accounts for the prior periods have been reclassified to conform to the presentation as of December 31, 2000. The Company has changed its fiscal year end from September 30 to December 31.

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

                                                                       FORM 10-Q
                                                                          Page 7


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

      Under "push-down" accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of $168.2 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in an increase to equity of $85.7 million, net of the write-down of $2.5 million of assets, principally software no longer used or useful, and the recording of an $80 million advance from KeySpan.

      During the second quarter of 2001, equity was decreased by $4.5 million with an offsetting decrease to goodwill, reflecting a minor reallocation by KeySpan of the acquisition premium.

      Regulation

      To prepare for the unbundling of gas supply and transportation service for its customers, the Company filed a rate redesign proposal with the New Hampshire Public Utilities Commission that was approved and became effective as of May 1, 2001. The rate redesign proposal is revenue neutral to the Company on an annualized basis, although it increases base rates in the summer months offset by decreased base rates in the winter months. The rate redesign also transfers gas supply related costs from base rates to the cost of gas recovery mechanism.

      Effective November 1, 2001, all commercial and industrial customers of the Company are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which they may buy from third party suppliers. The migration of customers from sales to transportation only service has no effect on the Company's operating margin.

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

                                                                       FORM 10-Q
                                                                          Page 8


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

      We are currently evaluating the impact that these Statements will have on our operations. We are currently amortizing goodwill of approximately $4.2 million on an annual basis. As noted, effective January 1, 2002 goodwill will no longer be subject to amortization, but instead will be tested annually for impairment.

      In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Third Quarter

The seasonal net loss for the third quarter of 2001 was $3.5 million, an improvement of $2.7 million, from the same period in 2000.

Operating revenues in the third quarter of 2001 increased $2.9 million, or 34%, from the same period in 2000, principally due to higher gas prices and the rate redesign as described in "Regulation".

Operating margin increased $1.6 million, or 46%, from 2000, principally due to the increase in summer rates based on the rate redesign as described in "Regulation".

Operations and maintenance expenses decreased $.9 million due to lower bad debts and general administrative expenses.

The third quarter of 2001 reflects amortization of goodwill of $1.1 million and interest and amortization of debt issuance costs of $1.6 million associated with the Advance from KeySpan.

                                                                       FORM 10-Q
                                                                          Page 9


Year-to-Date

Year to date results reflect a loss of $2.8 million, an increase of $0.6 million, from the first nine months of 2000. Weather was 2.5% warmer than normal and unchanged from 2000.

Operating revenues in the first nine months of 2001 increased $36 million, from 2000, principally due to higher gas prices and customer growth.

Operating margin increased $2.1 million, or 7.4%, from 2000, principally due to the rate redesign as described in "Regulation" and customer growth.

Operations and maintenance expenses were unchanged.

The first nine months of 2001 reflects amortization of goodwill of $3.1 million and interest and amortization of debt issuance costs of $4.7 million associated with the Advance from KeySpan.

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

                                                                       FORM 10-Q
                                                                         Page 10

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

            None.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                       FORM 10-Q
                                                                         Page 11


SIGNATURES

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


                                        EnergyNorth Natural Gas, Inc.
                                  D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                             ---------------------------------------------------
                                                (Registrant)


                                              Joseph F. Bodanza
                             ---------------------------------------------------
                                     J.F. Bodanza, Senior Vice President
                                 Finance, Accounting and Regulatory Affairs
                                (Principal Financial and Accounting Officer)


Dated:    November 14, 2001
      --------------------------