Form 10-Q
period 2002-03-31
ENERGYNORTH NATURAL GAS INC
filed 2002-05-15
CIK 1042895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                ------    -----

                        Commission File Number 000-25305
                                               ---------

                          ENERGYNORTH NATURAL GAS, INC.
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW HAMPSHIRE                                02-0209312
           ---------------                              ------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
              ----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X    No
          ---      ---

Common stock of Registrant at the date of this report was 120,000 shares, all held by Eastern Enterprises.

                                                                       Form 10-Q
                                                                          Page 2


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC. ("Company")

Statement of Earnings
---------------------
                                                       Unaudited
                                                     (In Thousands)
                                                For the Three Months Ended
                                            -------------------------------
                                                March 31,         March 31,
                                                  2002              2001
                                            ---------------   ---------------


OPERATING REVENUES                             $ 38,776           $ 74,125
     Cost of gas sold                            24,083             55,305
                                               --------           --------
     Operating Margin                            14,693             18,820
                                               --------           --------

OPERATING EXPENSES:
     Operations                                   2,865              4,884
     Maintenance                                    775                614
     Depreciation and amortization                1,714              1,593
     Amortization of goodwill                         -              1,046
     Income taxes                                 2,197              3,027
     Taxes, other than income                       964                998
                                               --------           --------
     Total Operating Expenses                     8,515             12,162
                                               --------           --------
OPERATING EARNINGS                                6,178              6,658

OTHER (LOSS) EARNINGS, NET                          (29)               310
                                               --------           --------

EARNINGS BEFORE INTEREST EXPENSE                  6,149              6,968
                                               --------           --------

INTEREST EXPENSE:
     Long-term debt                                 868                890
     Other, including amortization
     of debt expense                              1,993              1,822
     Less - Interest during construction            (12)                (9)
                                               --------           --------
     Total Interest Expense                       2,849              2,703
                                               --------           --------

EARNINGS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                              3,300              4,265

CUMULATIVE EFFECT OF ACCOUNTING CHANGE          (70,816)                 -
                                               --------           --------

NET (LOSS) EARNINGS                            $(67,516)           $ 4,265
                                               ========           ========

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 3


EnergyNorth Natural Gas, Inc.
-----------------------------

Balance Sheets
--------------

                                                             Unaudited
                                                           (In Thousands)

                                               March 31,      March 31,   December 31,
                                                 2002           2001         2001
                                             -----------    -----------  ------------
ASSETS

GAS PLANT, at cost                              $189,157       $174,666      $189,510
   Construction work-in-progress                   7,781          4,797         5,604
   Less-Accumulated depreciation                 (65,147)       (61,619)      (63,903)
                                                --------       --------      --------
             Total Net Plant                     131,791        117,844       131,211
                                                --------       --------      --------

CURRENT ASSETS:

     Cash                                            212          4,348           320
     Accounts receivable, less reserves
        of $1,325 and $1,965 at
        March 31, 2002 and 2001,
        respectively, and $1,120 at
        December 31, 2001                         16,483         25,937         9,512
     Accounts receivable - affiliates              2,423              -         3,504
     Accrued utility revenue                       6,875         12,316         8,272
     Deferred gas costs                           (6,721)         4,355        (6,641)
     Natural gas and other gas inventories         2,939          2,025         8,927
     Materials and supplies                          899          1,266           793
     Prepaid expenses                                554          1,417           624
                                                --------       --------      --------
             Total Current Assets                 23,664         51,664        25,311
                                                --------       --------      --------


OTHER ASSETS:

     Goodwill                                     92,065        166,463       162,881
     Deferred environmental costs                 23,536          8,380        24,734
     Deferred charges and other assets             2,937          4,446         2,491
                                                --------       --------      --------
             Total Other Assets                  118,538        179,289       190,106
                                                --------       --------      --------

TOTAL ASSETS                                    $273,993       $348,797      $346,628
                                                ========       ========      ========


The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 4

EnergyNorth Natural Gas, Inc.
-----------------------------

Balance Sheets
--------------

                                                                               Unaudited
                                                                             (In Thousands)

                                                            March 31,       March 31,    December 31,
                                                              2002             2001          2001
                                                            ---------      ----------    ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stock                                             $  3,000        $  3,000      $   3,000
    Amounts in excess of par value                            110,653         114,558        110,653
    Retained earnings (Accumulated Deficit)                   (70,013)          6,033         (2,497)
    Accumulated other comprehensive income                     (3,255)              -         (3,255)
                                                              -------        --------        -------
         Total Common stock equity                             40,385         123,591        107,901
    Long-term obligations, less current portion                33,436          40,824         33,789
                                                             --------        --------       --------
          Total Capitalization                                 73,821         164,415        141,690
    Advance from KeySpan                                       80,000          80,000         80,000
                                                             --------        --------       --------
          Total Capitalization and Advance                    153,821         244,415        221,690
                                                             --------        --------       --------


CURRENT LIABILITIES:
     Current portion of long-term obligations                   7,333             389          7,333
     Note payable utility pool                                 53,269          48,339         55,622
     Note payable utility pool gas inventory financing          4,669           3,453         10,880
     Accounts payable                                           7,454          12,236          7,702
     Accounts payable - affiliates                                  -           5,787              -
     Accrued taxes                                                207             403              -
     Accrued income taxes                                        (221)              -           (306)
     Accrued interest                                           3,163           3,512          2,404
     Customer deposits                                            315             448            375
     Other                                                         20           2,944         (1,272)
                                                             --------         -------        -------
          Total Current Liabilities                            76,209          77,511         82,738
                                                             --------         -------        -------

OTHER LIABILITIES:
     Deferred income taxes                                     18,977          23,442         17,011
     Unamortized investment tax credits                         1,180           1,303          1,211
     Postretirement benefits obligation                         4,809            (135)         4,163
     Accrued environmental costs                               17,086           2,107         17,086
     Other                                                      1,911             154          2,729
                                                             --------        --------        -------
          Total Other Liabilities                              43,963          26,871         42,200
                                                             --------        --------        -------

TOTAL CAPITALIZATION AND LIABILITIES                         $273,993        $348,797       $346,628
                                                             ========        ========       ========


The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 5

EnergyNorth Natural Gas, Inc.
--------------------------------

Statement of Cash Flows
-----------------------

                                                                            Unaudited
                                                                         (In Thousands)

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                    March 31,     March 31,
                                                                      2002           2001
                                                                    ---------     --------
Cash flows from operating activities:
     Earnings before cumulative effect of accounting change          $ 3,300      $ 4,265
     Adjustments to reconcile net earnings to
         cash provided by operating activities:
         Depreciation and amortization                                 1,714        2,639
         Deferred taxes                                                1,966        4,894
         Other changes in assets and liabilities:
              Accounts receivable                                     (5,890)     (12,068)
              Accrued utility revenue                                  1,397        2,514
              Deferred gas costs                                          80       (3,018)
              Inventories                                              5,882        4,957
              Accounts payable                                          (248)      (1,404)
              State income taxes                                          85         (359)
              Accrued interest                                           759        1,387
              Deferred environmental                                   1,198        1,418
              Other                                                      893        2,384
                                                                     -------      -------
Cash provided by operating activities                                 11,136        7,609
                                                                     -------      -------

Cash flows from investing activities:
Capital expenditures, net of retirements                              (2,327)      (1,514)
                                                                      ------       ------
Cash used for investing activities                                    (2,327)      (1,514)
                                                                     -------      -------

Cash flows from financing activities:
     Repayment of long-term debt                                        (353)        (758)
     (Repayments to) proceeds from note payable-utility pool          (2,353)       7,254
     (Repayments to) note payable-inventory financing                 (6,211)      (8,436)
                                                                     -------      -------
Cash used for financing activities                                    (8,917)      (1,940)
                                                                     -------      -------

(Decrease) increase in cash and cash equivalents                        (108)       4,155

Cash and cash equivalents at beginning of period                         320          193
                                                                     -------      -------

Cash and cash equivalents at end of period                           $   212      $ 4,348
                                                                     =======      =======

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                          ENERGYNORTH NATURAL GAS, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2002
                                 --------------

1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     EnergyNorth Natural Gas, Inc. (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes 28 communities situated primarily in southern and central New Hampshire. The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended. Prior to October 2001, the Company was a subsidiary of EnergyNorth, Inc. (ENI). In October 2001, ENI merged into the Company.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 2001 Annual Report previously filed on Form 10-K with the Securities and Exchange Commission. The December 31, 2001 financial statement information has been derived from the 2001 audited financial statements.

     Merger and Goodwill
     -------------------

     On November 8, 2000, the Company merged into Eastern, simultaneously with the Eastern merger with KeySpan. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. Under push-down accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $168 million was recorded as an asset and was amortized over a 40-year period, through December 31, 2001.

                                                                       Form 10-Q
                                                                          Page 7
     Recent Accounting Pronouncements
     --------------------------------

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

     Upon adoption of SFAS 142 in the first quarter of 2002, a noncash charge of $71.8 million to reduce the carrying value of goodwill was recorded. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of earnings. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

     For the three months ended March 31, 2001, $1.0 million of goodwill amortization was recorded. As required by SFAS 142, below is a reconciliation of reported net income for the three months ended March 31, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.


                                 Three Months          Three Months
                                    Ended                 Ended
                                March 31, 2002        March 31, 2001
                                --------------        --------------
     Net earnings before            $3,300                $4,265
       cumulative effect of
       accounting change
     Add back: goodwill
       amortization                      -                 1,046
                                    ------                ------
     Adjusted net earnings          $3,300                $5,311
                                    ------                ------

     In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations and financial condition.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of

                                                                       Form 10-Q
                                                                          Page 8

     Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on our results of operations and financial condition.

     Regulation
     ----------

     To prepare for the unbundling of gas supply and transportation service for its customers, the Company filed a rate redesign proposal with the New Hampshire Public Utilities Commission that was approved and became effective as of May 1, 2001. The rate redesign proposal is revenue neutral to the Company on an annualized basis, although it increases base rates in the summer months offset by decreased base rates in the winter months. The rate redesign also transfers gas supply related costs (gas procurement, production and storage) from base rates to the cost of gas recovery mechanism, thus transferring costs previously recorded as operations and maintenance costs into cost of gas.

     Effective November 1, 2001, all commercial and industrial customers of the Company are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which they may buy from third party suppliers. The migration of customers from sales to transportation only service has no effect on the Company's operating margin.

     Long-term Obligations
     ---------------------

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

                                                                       Form 10-Q
                                                                          Page 9

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
-------------

RESULTS OF OPERATIONS

The first quarter of 2002 reflects the cumulative effect of accounting change of $70.8 million based on the adoption of SFAS 142 (see "Recent Accounting Pronouncements"). Earnings before cumulative effect of an accounting change for the first quarter of 2002 were $3.3 million, a decrease of $1 million, or 23%, from the first quarter of 2001. Weather was 13% warmer than normal and 16% warmer than 2001.

Operating revenues in the first quarter of 2002 decreased $35 million, or 48% from 2001, principally due to decreases in the cost of gas charged to customers and the warmer weather.

Operating margin decreased $4.1 million, or 22%, due to warmer weather and the transfer of gas supply related costs of $1.5 million as discussed below.

Operations and maintenance expenses decreased $1.9 million, or 34% principally due to the transfer of gas supply related costs of $1.5 million from operating and maintenance to cost of gas (see "Regulation") and decreased bad debt costs of $.3 million due to lower revenues.

In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. The first quarter of 2001 reflects amortization of goodwill of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2002 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

The Company expects capital expenditures for 2002 to be approximately $17 million and cost of removal to be approximately $1 million. Actual capital expenditures for the first quarter were $2 million. Capital expenditures will be largely for system expansion associated with customer growth and improvements to the distribution system.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in New Hampshire, available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

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

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) List of Exhibits

         None

     (b) Reports on Form 8-K

         In our Report on Form 8-K, dated April 5, 2002, we disclosed that on March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of Arthur Andersen LLP as independent public accountants and appointed Deloitte & Touche LLP as our independent public accountants.

                                                                       Form 10-Q
                                                                         Page 11

SIGNATURES
----------

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

                                           EnergyNorth Natural Gas, Inc.
                                     D/B/A KeySpan Energy Delivery New England
                                     -----------------------------------------
                                                   (Registrant)




                                           /s/   Joseph F. Bodanza
                                    ------------------------------------------
                                        J.F. Bodanza, Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                   (Principal Financial and Accounting Officer)





Dated:  May 15, 2002
        ------------