Form 10-Q
period 2002-06-30
ENERGYNORTH NATURAL GAS INC
filed 2002-08-14
CIK 1042895

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                 ---------------

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


                            NEW HAMPSHIRE 02-0209312
                       --------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
                        --------------------------------
              (Registrant's telephone number, including area code)


                                      None
                          ---------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X    No
          ---      ---

      Common stock of Registrant at the date of this report was 120,000 shares, all held by KeySpan New England, LLC.

      The Registrant meets the conditions set forth in General Instruction H
      (1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC.

Statements of Operations
------------------------
                                                                              (Unaudited)
                                                                             (In Thousands)
                                                                For the                               For the
                                                          Three Months Ended                     Six Months Ended
                                                          ------------------                     ----------------
                                                       June 30,           June 30,          June 30,          June 30,
                                                         2002               2001              2002              2001
                                                        -------            -------           -------           -------
OPERATING REVENUES                                       $15,834            $ 16,471          $54,611           $90,596
    Cost of gas sold                                       8,199              10,281           32,282            65,586
                                                          ------             -------           ------            ------
    OPERATING MARGIN                                       7,635               6,190           22,329            25,010

OPERATING EXPENSES:
    Operations and maintenance                             4,472               4,728            8,112            10,226
    Depreciation and amortization                          1,714               1,599            3,428             3,192
    Amortization of goodwill                                   -               1,046                -             2,092
    Operating taxes                                          953                 924            1,916             1,922
                                                            ----              ------           ------            ------
    Total Operating Expenses                               7,139               8,297           13,456            17,432
                                                           -----              ------           ------            ------
OPERATING INCOME (LOSS)                                      496              (2,107)           8,873             7,578

OTHER INCOME (LOSS), NET                                     (31)                185              (60)              495
                                                           ------             ------           -------           ------

INCOME (LOSS) BEFORE INTEREST EXPENSE
AND INCOME TAXES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                            465              (1,922)           8,813             8,073
                                                             ---              -------           -----             -----

INTEREST EXPENSE:
    Long-term debt                                           838                 843            1,705             1,733
    Other, including Advance from KeySpan
             and Utility Pool Borrowings                   2,148               1,913            4,125             3,735
    Less - Interest during construction                     (171)                (20)            (166)              (29)
                                                          ------               ------           ------            -----
    Total Interest Expense                                 2,815               2,736            5,664             5,439
                                                           -----               -----            -----             -----

INCOME TAXES:
    Current                                                3,266              (1,531)           3,529             1,279
    Deferred                                              (4,249)                387           (2,314)              604
                                                          -------             -------          -------           ------
    Total Income Taxes (Benefit)                            (983)             (1,144)           1,215            1,883
                                                          -------             -------          -------           ------

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                               (1,367)             (3,514)           1,934               751

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         -                   -          (70,816)                -
                                                         --------           ---------        ---------            -----

NET INCOME (LOSS)                                        $(1,367)           $ (3,514)        $(68,882)            $ 751
                                                         ========           =========        =========            =====

The accompanying notes are an integral part of these financial statements.

EnergyNorth Natural Gas, Inc.
-----------------------------
Balance Sheets
--------------

                                                                                   Unaudited
                                                                                  (In Thousands)

                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                             -----------          ------------
ASSETS

     GAS PLANT, at cost                                                           $190,064             $189,510
     Construction work-in-progress                                                  10,572                5,604
     Less-Accumulated depreciation                                                 (65,733)             (63,903)
                                                                                  --------             --------
                                                                                   134,903              131,211
                                                                                  --------             --------

CURRENT ASSETS:

     Cash                                                                                -                  320
     Accounts receivable                                                             4,194               10,632
     Allowance for uncollectible accounts                                           (1,455)              (1,120)
     Accounts receivable - affiliates                                                2,545                3,504
     Accrued utility revenue                                                         1,950                8,272
     Gas in storage, at average cost                                                 5,581                8,927
     Materials and supplies,at average cost                                            825                  793
     Prepaid expenses                                                                  362                  624
                                                                                    ------              -------
                                                                                    14,002               31,952
                                                                                    ------              -------

OTHER ASSETS:

     Goodwill                                                                       92,065              162,881
     Regulatory asset- deferred environmental costs                                 22,653               24,734
     Deferred charges and other assets                                               3,366                2,491
                                                                                   -------             --------
                                                                                   118,084              190,106
                                                                                   -------             --------

TOTAL ASSETS                                                                      $266,989             $353,269
                                                                                  ========             ========


The accompanying notes are an integral part of these financial statements.

EnergyNorth Natural Gas, Inc.
-----------------------------
Balance Sheets
--------------
                                                                                                Unaudited
                                                                                               (In Thousands)

                                                                                         June 30,         December 31,
                                                                                           2002               2001
                                                                                     ----------------   ----------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stockholder's investment-
        Common stock, $25 par value-
        120,000 shares authorized and outstanding                                           $  3,000           $   3,000
    Amounts in excess of par value                                                           140,653             110,653
    Accumulated deficit                                                                     (71,380)              (2,497)
    Accumulated other comprehensive income                                                   (2,116)              (3,255)
                                                                                             -------              -------
         Total Common stock equity                                                            70,157             107,901
    Long-term obligations, less current portion                                               40,396              33,789
    Advance from KeySpan Corporation                                                          80,000              80,000
                                                                                              ------              ------

                                                                                             190,553             221,690
                                                                                             -------             -------


CURRENT LIABILITIES:
     Current portion of long-term obligations                                                    333               7,333
     Note payable-utility pool                                                                20,939              55,622
     Note payable-utility pool gas inventory financing                                         4,560              10,880
     Accounts payable                                                                          6,986               7,702
     Deferred gas costs                                                                        4,661               6,641
     Accrued income taxes                                                                        111                (306)
     Accrued interest                                                                          1,439               2,404
     Customer Deposits                                                                           186                 375
     Other                                                                                         -              (1,272)
                                                                                              ------             -------
                                                                                              39,215              89,379

OTHER LIABILITIES:
     Deferred income taxes                                                                    14,769             17,011
     Unamortized investment tax credits                                                        1,150              1,211
     Postretirement benefits obligation                                                        4,520              4,163
     Accrued environmental costs and other                                                    16,782             19,815
                                                                                              ------             ------
                                                                                              37,221             42,200
                                                                                              ------             ------

TOTAL CAPITALIZATION AND LIABILITIES                                                        $266,989           $353,269
                                                                                            ========           ========


The accompanying notes are an integral part of these financial statements.

   EnergyNorth Natural Gas, Inc.
   -----------------------------
   Statement of Cash Flows
   -----------------------
                                                                                            Unaudited
                                                                                        (In Thousands)

                                                                                   For the Six Months Ended
                                                                                   ------------------------
                                                                               June 30,                 June 30
                                                                                2002                     2001
                                                                              -------                   --------

Cash flows from operating activities:
     Net Income (Loss)                                                         $ (68,882)                $ 751
     Adjustments to reconcile net income to
         cash provided by operating activities:
         Depreciation and amortization                                             3,428                 5,284
         Cumulative effect of accounting change                                   70,816                     -
         Deferred taxes                                                           (2,314)                  604
         Other changes in assets and liabilities:
              Accounts receivable                                                  6,773                 1,699
              Accounts receivable - affiliates                                       958                (8,854)
              Accrued utility revenue                                              6,322                13,805
              Gas in storage                                                       3,314                   248
              Accounts payable and accrued expenses                                 (951)               (5,251)
              Deferred gas costs                                                  (1,980)                3,472
              Other                                                                   60                11,621
                                                                                    ----                ------
Cash provided by operating activities                                             17,544                23,379
                                                                                  ------                ------

Cash flows from investing activities:
   Capital expenditures                                                          (6,468)                (5,195)
                                                                                 -------                -------
Cash used for investing activities                                               (6,468)                (5,195)
                                                                                 -------                -------

Cash flows from financing activities:
     Change in push-down equity                                                       -                 (4,462)
     Capital contribution from KNE LLC                                            30,000                     -
     Repayment of long-term debt                                                   (393)                  (847)
     (Repayments to) proceeds from note payable-utility pool                    (34,683)                (5,100)
     (Repayments to) note payable-inventory financing                            (6,320)                (6,733)
                                                                                 -------                -------
Cash used for financing activities                                              (11,396)               (17,142)
                                                                                --------               --------

(Decrease) increase in cash and cash equivalents                                   (320)                 1,042

Cash and cash equivalents at beginning of period                                    320                    193
                                                                                -------                -------

Cash and cash equivalents at end of period                                     $      -                $ 1,235
                                                                               ========                =======



The accompanying notes are an integral part of these financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                    UNAUDITED
                                    ---------

                                  June 30, 2002
                                  -------------




1.    Accounting Policies and Other Information
      -----------------------------------------

     EnergyNorth Natural Gas, Inc. d/b/a KeySpan Energy Delivery New England (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes 28 communities situated primarily in southern and central New Hampshire. The Company is a wholly-owned subsidiary of KeySpan New England, LLC("KNE LLC") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

     It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and June 30, 2001, as well as cash flows for the six months ended June 30, 2002 and June 30, 2001. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. Other than as noted, adjustments were of a normal recurring nature and accounting policies have been applied in a manner consistent with prior periods.

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

2.   Seasonal Aspect
     ---------------

     The gas distribution business is influenced by seasonal weather conditions. Annual revenues are principally realized during the heating season (November 1, to April 30) as a result of the large proportion of heating sales in these months Accordingly, results of operations are most favorable in the first quarter of the Company's fiscal year, followed by the fourth quarter. Losses are generally incurred in the second and third quarters.

3.   Recent Accounting Pronouncements
     --------------------------------

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually.

     SFAS 142 allows for various valuation methodologies to test for impairment, including a discounted cash flow method, as compared to an undiscounted cash flow method, which was utilized under the previous standard. Impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. Upon adoption of SFAS 142, any amounts impaired initially will be recorded as a cumulative effect of an accounting change in the statement of income and any impairment thereafter will be recorded as an operating expense. The discounted cash flow model requires broad assumptions and significant judgement by management including, but not limited to, projections of revenues, working capital, capital expenditures, taxes and cost of capital.

     The Company has completed its impairment tests and has determined that impairment exists. A non-cash charge of $70.8 million was recorded to reduce the carrying value of goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying statement of income. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests during the fourth quarter.

     The changes in the carrying amount of goodwill for the six-month period ended June 30, 2002 are as follows:

         --------------------------------------------------
                                             (000's)
         --------------------------------------------------
         Balance as of
         December 31, 2001                   $162,881

         Impairment Loss                       70,816
                                             --------

         Balance as of
         June 30, 2002                        $92,065
         --------------------------------------------------



     As discussed above, amortization of goodwill has been discontinued effective January 1, 2002. For the three and six months ended June 30, 2001, goodwill amortization was $1.0 and $2.1 million, respectively. As required by SFAS 142, below is a reconciliation of reported net income for the three and six months ended June 30, 2001 and pro-forma net income, for the same periods, adjusted for the discontinuance of goodwill amortization.

                                                                                        (In thousands of dollars)
           ----------------------------- -------------------- ----------------------- -------------------- --------------------
                                         Three Months         Three Months            Six Months           Six Months
                                         Ended                Ended                   Ended                Ended
                                         June 30, 2002        June 30, 2001           June 30, 2002        June 30, 2001
           ----------------------------- -------------------- ----------------------- -------------------- --------------------
           Net income (loss)             $(1,367)             $(3,514)                $(68,882)            $   751
           Add back: goodwill
           amortization                        -                1,046                        -               2,092
           ----------------------------- -------------------- ----------------------- -------------------- --------------------
           Adjusted net
           income (loss)                 $(1,367)             $(2,468)                $(68,882)            $ 2,843
           ----------------------------- -------------------- ----------------------- -------------------- --------------------

     In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact, if any, that this Statement may have on its results of operations and financial position.

     SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
     Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on the Company's results of operations and financial position.


4.   DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------


     The Company utilizes derivative financial instruments to "lock-in" the purchase price for a portion of our heating season(November through April) future natural gas purchases. Our strategy is to minimize fluctuations in the price of gas sold to our firm customers. As a result, the accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation". Therefore, changes in the market value of these derivatives are recorded as a regulatory asset or regulatory liability on the Balance Sheet. Realized gains or losses on the settlement of these contracts are refunded to or collected from our firm gas sales customers consistent with regulatory requirements.

     The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2002.

         --------------------- --------------- --------------- ---------------------- ------------------------ ------------------

           Type of Contract       Year of         Volumes                                                         Fair Value
                                  Maturity          Mmcf           Fixed Price $          Current Price $           ($000)
         --------------------- --------------- --------------- ----------------------- --------------------- --------------------
                 Gas
         Call options               2002             80             4.20 - 4.20            3.69 - 3.95                9
                                    2003            160             4.20 - 4.50            3.88 - 4.04               33
         --------------------- --------------- --------------- ----------------------- --------------------- --------------------
                                                    240                                                              42
         --------------------- --------------- --------------- --------------- ----------------------------- --------------------

     On April 1, 2002, the Company adopted Implementation Issue C16 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C16 establishes new criteria that must be satisfied in order for contracts that combine a forward contract and a purchased option contract to be exempted as normal purchases and sales.

     Based upon a review of our physical gas purchase commodity contracts, the Company determined that certain contracts can no longer be exempted as normal purchases from the requirements of SFAS 133. As a result, and effective April 1, 2002, such contracts are required to be recorded on the Balance Sheet at fair value and had a calculated fair value at that date of $0.1 million. At June 30, 2002, the fair value of these contracts was $0.1 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts will be recorded as a regulatory asset or regulatory liability on the Balance Sheet.


5.   Environmental Matters
     ---------------------

     The Company and certain of its predecessors own or operated several facilities for the manufacturing of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company may have shared responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historic operations of the Company. The Company has received notice of its potential responsibility for contamination at two former MGP sites and, together with other potentially responsible parties, had received notice of potential responsibility for contamination associated with four other sites.

     We presently estimate the remaining cost of the Company's MGP-related environmental cleanup activities will be $16.4 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related sites total $13.4 million.

     The New Hampshire Public Utilities Commission(the "NHPUC") has approved a recovery mechanism for costs incurred at former manufacturing gas sites, which provides for a seven-year recovery period of substantially all costs with no carrying charges. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred for recovery to future periods with applicable carrying costs.

6.   Regulation
     ----------

     To prepare for the unbundling of gas supply and transportation service for its customers, the Company filed a revenue neutral rate redesign proposal with the NHPUC that was approved and became effective as of May 1, 2001. The rate redesign also transfers certain gas supply related costs, which were previously recorded as operations and maintenance expense, from base rates to the cost of gas recovery mechanism.

7.   Related Party Transactions
     --------------------------

     The Company, and all utility subsidiaries of KeySpan, participate in a utility money pool established by KeySpan. KeySpan Corporate Services LLC("KCS"), a subsidiary service company of KeySpan, administers the money pool and provides financing to the Company for working capital and gas inventory. The money pool is funded, in part, through surplus funds in the treasuries of money pool participants. Interest income or expense is recorded by the Company for net funds advanced to or borrowed from the money pool at an interest rate generally equal to KeySpan Corporation's short-term borrowing rate. Interest incurred on gas inventory financing is recovered through the cost of gas adjustment clause.

8.   Long-term Obligations
     ---------------------

     The Company was not in compliance with one financial covenant contained in the bond purchase agreement for the $7 million, 9.7% First Mortgage Bonds, due 2019. However, the Company has obtained a waiver from the holder of these bonds for its failure to comply with the covenant prior to the date of such waiver and through December 31, 2002. Prior to December 31, 2002, the Company will take such steps necessary to remedy the situation. These bonds are included as a long-term obligation on the Balance Sheet at June 30, 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

The first six months of 2002 reflects the cumulative effect of an accounting change of $70.8 million based on the adoption of SFAS 142 (see Note 3, "Recent Accounting Pronouncements"). Income before the cumulative effect of the accounting change for the six months ended June 30, 2002 was $1.9 million, an increase of $1.2 million from the corresponding period of the prior year. The increase in earnings primarily reflects a decline in operations and maintenance expense as well as the benefit from the discontinuance of goodwill amortization, offset, in part, by reduced operating margin.

Operating revenues for the six-month period ended June 30, 2002 declined $36 million, or 39.7%, from the six-month period ended June 30, 2001. Approximately 93% of this decline was due to a significant decrease in the cost of gas charged to customers. Cost of gas sold to customers for the six-month period ended June 30, 2002 decreased $33.3 million, or 50.8%, from 2001. This decline was due to the combined effect of a decrease in throughput of 13% and a decline in the average commodity price of gas of 36%. Decreased throughput was due to significantly warmer weather (9.6%).

Variations in gas costs have little or no impact on operating results as the gas rate structure includes a gas adjustment clause, pursuant to which any difference between actual gas costs incurred and gas costs billed to customers are deferred and refunded to or collected from customers in a subsequent period.

Operating margin (revenues less cost of gas sold) for the six-month period ended June 30, 2002 decreased $2.7 million, or 10.7%, from the six-month period ending June 30, 2001. Factors contributing to the net decline in margin include a reduction of $2.4 million in base rates due to the transfer of certain operations expense to the cost of gas mechanism (See Note 6 to the Financial Statements "Regulation") as well as a decrease of $1.7 million associated with lower throughput due to the warmer weather, offset, in part, by an increase of $1.4 million due to customer growth.

For the six month period ended June 30, 2002, operations and maintenance expense decreased by $2.1 million, or 20.7% principally due to the transfer of gas costs of $2.4 million from operations and maintenance expense to the cost of gas mechanism (See Note 6 to the Financial Statements "Regulation").

In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. For the six-month period ended June 30, 2001, amortization of goodwill was $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002, the Company received a capital contribution of $30 million from KNE LLC. The proceeds were used to pay down borrowings from the utility money pool.

The Company believes that projected cash flow from operations, in combination with currently available resources (i.e. borrowings from the utility money pool), is sufficient to meet 2002 capital expenditures, working capital requirements and normal debt repayments.

The Company expects capital expenditures for 2002 to be approximately $17 million. Actual capital expenditures for the six-month period ended June 30, 2002 were $6.5 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in New Hampshire, available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

     99.1*  Certification  pursuant to 18 U.S.C.  1350,  as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2*  Certification  pursuant to 18 U.S.C.  1350,  as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed Herewith


(b)      Reports on Form 8-K

     In our Report on Form 8-K, dated April 5, 2002, we disclosed that on March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of Arthur Andersen LLP as independent public accountants and appointed Deloitte & Touche LLP as our independent public accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                          EnergyNorth Natural Gas, Inc.
                    D/B/A KeySpan Energy Delivery New England
   --------------------------------------------------------------------------
                                  (Registrant)




                                 /s/Joseph F. Bodanza
                             ---------------------------------------------------
                                 J.F. Bodanza, Senior Vice President
                                 Finance, Accounting and Regulatory Affairs
                                 (Principal Financial and Accounting Officer)





Dated: August 14, 2002