Form 10-Q
period 2002-09-30
ENERGYNORTH NATURAL GAS INC
filed 2002-11-14
CIK 1042895

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____ to____

                        Commission File Number 000-25305

                          ENERGYNORTH NATURAL GAS, INC.
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


   NEW HAMPSHIRE                                        02-0209312
  ------------------                                    ------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
                                  ------------
              (Registrant's telephone number, including area code)


                                      None
                                      ----
               Former name, former address and former fiscal year,
                          if changed since last report.


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ENERGYNORTH NATURAL GAS, INC.

Statements of Operations

                                                                                        (Unaudited)
                                                                                        (In Thousands)

                                                                           For the                               For the
                                                                     Three Months Ended                     Nine months Ended
                                                                     ------------------                     -----------------
                                                                         September 30                           September 30

                                                                    2002               2001              2002              2001
                                                                   -------            -------           -------           -------
OPERATING REVENUES                                                  $8,571            $ 11,339          $63,182          $101,935
    Cost of gas sold                                                 3,637               6,250           35,920            71,836
                                                                    ------              ------           ------            ------
    OPERATING MARGIN                                                 4,934               5,089           27,262            30,099

OPERATING EXPENSES:
    Operations and maintenance                                       4,006               3,771           12,118            13,998
    Depreciation and amortization                                    1,774               1,605            5,203             4,797
    Amortization of goodwill                                             -               1,046                -             3,137
    Operating taxes                                                    953                 920            2,869             2,842
                                                                     -----               -----           ------            ------
    Total Operating Expenses                                         6,733               7,342           20,190            24,774
                                                                     -----               -----           ------            ------
OPERATING INCOME (LOSS)                                             (1,799)             (2,253)           7,072             5,325

OTHER INCOME (LOSS), NET                                               (11)                200              (70)              696
                                                                     -----              ------           ------            ------

INCOME (LOSS) BEFORE INTEREST EXPENSE
AND INCOME TAXES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                   (1,810)             (2,053)           7,002             6,021
                                                                    ------              ------            -----             -----

INTEREST EXPENSE:
    Long-term debt                                                     860                 867            2,565             2,600
    Other, including Advance from KeySpan
             and Utility Pool Borrowings                             2,010               2,438            6,135             6,173
    Less - Interest during construction                                (46)                (49)            (212)              (78)
                                                                     -----               -----            -----             -----
    Total Interest Expense                                           2,824               3,256            8,488             8,695
                                                                     -----               -----            -----             -----

INCOME TAXES:
    Current                                                         (2,395)             (2,232)           1,135              (952)
    Deferred                                                           486                 451           (1,829)            1,055
                                                                    ------              ------           ------             -----
    Total Income Taxes (Benefit)                                    (1,909)             (1,781)            (694)              103
                                                                 ---------              ------           ------             -----

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                         (2,725)             (3,528)            (792)           (2,777)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   -                   -          (70,816)                -
                                                                  ---------             ------          -------            ------

NET INCOME (LOSS)                                                  $(2,725)           $ (3,528)        $(71,608)          $(2,777)
                                                                   =======            ========         ========           =======


The accompanying notes are an integral part of these financial statements.

EnergyNorth Natural Gas, Inc.
Balance Sheets

                                                                                                Unaudited
                                                                                              (In Thousands)

                                                                                   September 30,         December 31,
                                                                                       2002                  2001
                                                                                    -----------          ------------
ASSETS
     Gas plant, at cost                                                                $190,635             $189,510
     Construction work-in-progress                                                       14,438                5,604
     Less-Accumulated depreciation                                                      (67,749)             (63,903)
                                                                                        -------              -------
                                                                                        137,324              131,211
                                                                                        -------              -------

CURRENT ASSETS:

     Cash                                                                                   453                  320
     Accounts receivable                                                                  5,177               10,632
     Allowance for uncollectible accounts                                                  (494)              (1,120)
     Accounts receivable - affiliates                                                         -                3,504
     Accrued utility revenue                                                                645                8,272
     Gas in storage, at average cost                                                      8,566                8,927
     Deferred gas costs                                                                   1,255                    -
     Materials and supplies,at average cost                                                 839                  793
     Prepaid expenses                                                                         -                  624
                                                                                      ---------               ------
                                                                                         16,441               31,952
                                                                                         ------               ------

OTHER ASSETS:

     Goodwill                                                                            92,065              162,881
     Regulatory asset- deferred environmental costs                                      22,276               24,734
     Deferred charges and other assets                                                    2,810                2,491
                                                                                        -------            ---------
                                                                                        117,151              190,106
                                                                                        -------              -------

TOTAL ASSETS                                                                           $270,916             $353,269
                                                                                       ========             ========


The accompanying notes are an integral part of these financial statements.

EnergyNorth Natural Gas, Inc.
Balance Sheets

                                                                                                   Unaudited
                                                                                                  (In Thousands)

                                                                                          September 30,      December 31,
                                                                                              2002               2001
                                                                                        ----------------   ----------------

CAPITALIZATION AND LIABILITIES


CAPITALIZATION:
    Common stockholder's investment-
        Common stock, $25 par value-
        120,000 shares authorized and outstanding                                              $3,000            $   3,000
    Amounts in excess of par value                                                            140,653              110,653
    Accumulated deficit                                                                       (74,105)              (2,497)
    Accumulated other comprehensive income                                                     (2,116)              (3,255)
                                                                                               ------               ------
         Total Common stock equity                                                             67,432              107,901
    Long-term obligations, less current portion                                                40,292               33,789
                                                                                              --------              -------
         Total Capitalization                                                                 107,724              141,690
    Advance from KeySpan                                                                       80,000               80,000
                                                                                               ------               ------
         Total Capitalization and Advance from KeySpan                                        187,724              221,690
                                                                                              -------              -------



CURRENT LIABILITIES:
     Current portion of long-term obligations                                                     333                7,333
     Note payable-utility money pool                                                           29,386               55,622
     Note payable-utility money pool gas inventory financing                                    7,539               10,880
     Accounts payable                                                                           5,910                7,702
     Accounts payable - affiliates                                                              3,644                    -
     Deferred gas costs                                                                             -                6,641
     Accrued income taxes                                                                      (1,387)                (306)
     Accrued interest                                                                             524                2,404
     Customer Deposits                                                                            294                  375
     Other                                                                                       (387)              (1,272)
                                                                                              -------               ------
                                                                                               45,856               89,379
                                                                                               ------               ------

OTHER LIABILITIES:
     Deferred income taxes                                                                     14,136               17,011
     Unamortized investment tax credits                                                         1,119                1,211
     Postretirement benefits obligation                                                         4,870                4,163
     Accrued environmental costs and other                                                     17,211               19,815
                                                                                               ------               ------
                                                                                               37,336               42,200
                                                                                               ------               ------

TOTAL CAPITALIZATION AND LIABILITIES                                                         $270,916             $353,269
                                                                                             ========             ========


The accompanying notes are an integral part of these financial statements.

   EnergyNorth Natural Gas, Inc.
   Statement of Cash Flows

                                                                                                    Unaudited
                                                                                                 (In Thousands)

                                                                                           For the Nine months Ended
                                                                                           -------------------------
                                                                                       September 30,         September 30
                                                                                          2002                    2001
                                                                                        -------                 --------


Cash flows from operating activities:
     Net Loss                                                                              $(71,608)             $ (2,777)
     Adjustments to reconcile net loss to
         cash provided by operating activities:
         Depreciation and amortization                                                        5,203                 6,659
         Cumulative effect of accounting change                                              70,816                     -
         Deferred taxes                                                                      (1,829)                1,055
         Other changes in assets and liabilities:
              Accounts receivable                                                             4,829                 7,617
              Accounts receivable/payable - affiliates                                        7,148                (9,799)
              Accrued utility revenue                                                         7,627                13,246
              Gas in storage                                                                    315                (4,301)
         Accounts payable and accrued expenses                                               (4,753)                1,429
              Deferred gas costs                                                             (7,896)                2,055
              Other                                                                           1,274                 8,770
                                                                                              -----                ------
Cash provided by operating activities                                                        11,126                23,954
                                                                                             ------                ------

Cash flows from investing activities:
   Capital expenditures                                                                     (10,919)              (12,535)
                                                                                            -------               -------
Cash used for investing activities                                                          (10,919)              (12,535)
                                                                                            -------               -------

Cash flows from financing activities:
     Change in push-down equity                                                                   -                (4,462)
     Capital contribution from KNE LLC                                                       30,000                     -
     Repayment of long-term debt                                                               (497)                 (846)
  (Repayments to) proceeds from note payable-utility pool                                   (26,236)                   47
   Repayments of note payable-inventory financing                                            (3,341)               (2,878)
                                                                                             ------                ------
Cash used for financing activities                                                              (74)               (8,139)
                                                                                             ------                ------

Increase in cash and cash equivalents                                                           133                 3,280

Cash and cash equivalents at beginning of period                                                320                   193
                                                                                             ------                   ---

Cash and cash equivalents at end of period                                               $      453             $   3,473
                                                                                         ===========            =========



The accompanying notes are an integral part of these financial statements.

                          ENERGYNORTH NATURAL GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

                               September 30, 2002
                               ------------------



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

          It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and September 30, 2001, as well as cash flows for the nine months ended September 30, 2002 and September 30, 2001. Interim results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal recurring nature and accounting policies have been applied in a manner consistent with prior periods.

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

2.       Recent Accounting Pronouncements
         --------------------------------

          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

          SFAS 142 allows for various valuation methodologies to test for impairment, including a discounted cash flow method, as compared to an undiscounted cash flow method utilized under the previous standard. Impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. Upon adoption of SFAS 142, any amounts impaired were to be recorded as a cumulative effect of an accounting change in the Statement of Operations, and any impairment thereafter will be recorded as an operating expense. The discounted cash flow model requires broad assumptions and significant judgement by management including, but not limited to, projections of revenues, working capital, capital expenditures, taxes and the cost of capital.

          The Company has completed its impairment tests and has determined that impairment exists. A non-cash charge of $70.8 million was recorded to reduce the carrying value of goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying Statement of Operations. Fair value was determined using a discounted cash flow methodology. Impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests during the fourth quarter.

          The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002 are as follows:

                                              (000's)
                                              -------
         Balance as of
         December 31, 2001                   $162,881

         Impairment Loss                       70,816
                                               ------

         Balance as of
         September 30, 2002                   $92,065
                                              =======

                                              $92,065

          As discussed above, amortization of goodwill has been discontinued effective January 1, 2002. For the three and nine months ended September 30, 2001, goodwill amortization was $1.0 and $3.1 million, respectively. As required by SFAS 142, below is a reconciliation of reported net income for the three and nine months ended September 30, 2001 and pro-forma net income, for the same periods, adjusted for the discontinuance of goodwill amortization.

                                                                                        (In thousands)
           ----------------------------- -------------------- ----------------------- -------------------- --------------------
                                            Three Months           Three Months           Nine months          Nine months
                                                Ended                 Ended                  Ended                Ended
                                         September 30, 2002     September 30, 2001    September 30, 2002   September 30, 2001
           ----------------------------- -------------------- ----------------------- -------------------- --------------------
           Net loss                         $(2,725)             $(3,528)               $(71,608)            $(2,777)
           Add back: goodwill
           amortization                           -                1,046                       -               3,137
           ----------------------------- -------------------- ----------------------- -------------------- --------------------
           Adjusted net income (loss)
                                            $(2,725)             $(2,482)               $(71,608)            $   360
           ----------------------------- -------------------- ----------------------- -------------------- --------------------

          In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement will have on the results of operations and financial position.

          SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on the Company's results of operations and financial position.

          In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

3.       Environmental Matters
         ---------------------

          The Company and certain of its predecessors own or operated several facilities for the manufacture of gas from coal, a process that began in the mid-1800s and continued until the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historic operations of the Company.

          The Company presently estimates the remaining cost of the Company's MGP-related environmental cleanup activities will be $15.8 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related sites total $13.9 million.

          The New Hampshire Public Utilities Commission (the "NHPUC") has approved a recovery mechanism for costs incurred at former manufacturing gas sites, which provides for a seven-year recovery period of substantially all costs with no carrying charges. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred for recovery to future periods with applicable carrying costs.

4.       Seasonal Aspect
         ---------------

          The gas distribution business is influenced by seasonal weather conditions. Annual revenues are principally realized during the heating season (November 1, to April 30) as a result of the large proportion of heating sales in these months. In addition, under its seasonal rate structure, the rates charged to customers during the heating season are higher than the rates charged during the rest of the year. Accordingly, results of operations are most favorable in the first quarter of the Company's fiscal year, followed by the fourth quarter. Losses are generally incurred in the second and third quarters.

5.       Related Party Transactions
         --------------------------

          The Company, and all utility subsidiaries of KeySpan, participate in a utility money pool established by KeySpan. KeySpan Corporate Services LLC, a subsidiary service company of KeySpan, administers the money pool and provides financing to the Company for working capital and gas inventory. The money pool is funded, in part, through surplus funds of money pool participants. Interest income or expense is recorded by the Company for net funds advanced to or borrowed from the money pool at an interest rate generally equal to KeySpan's short-term borrowing rate. Interest incurred on gas inventory financing is recovered from gas sales customers through the cost of gas adjustment clause.

6.       Regulation
         ----------

          The Company is regulated as to rates, accounting and other matters by the NHPUC. The financial statements reflect the ratemaking policies and orders of these regulators and are subject to the provisions of SFAS 71. This Statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Regulatory assets have been established that represent probable future revenue to the Company associated with certain costs that will be recovered through the rate making process. Regulatory liabilities represent probable future reductions in revenues associated with the amounts that are due to be credited to customers through the rate-making process.

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

7.       Derivatives
         -----------

          The Company utilizes derivative financial instruments to "lock-in" the purchase price for a portion of its heating season(November through April) natural gas purchases. The Company's strategy is to minimize fluctuations in the price of gas sold to firm customers. As a result, the accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation". Therefore, changes in the market value of these derivatives are recorded as a regulatory asset or regulatory liability on the Balance Sheet. Realized gains or losses on the settlement of these contracts are refunded to or collected from firm gas sales customers consistent with regulatory requirements.

         The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2002.

         --------------------- --------------- -------------- ------------------------- --------------------------- ----------------
           Type of Contract       Year of         Volumes                                                              Fair Value
                                  Maturity         Mmcf            Fixed Price $              Current Price $            ($000)
         --------------------- --------------- -------------- ------------------------- --------------------------- ----------------
            Gas
         Options                    2002           3,580           3.85 - 4.20                  4.23                    194
                                    2003           7,160           3.85 - 4.30                  4.27                    434


         Swaps                      2002             300              4.11                      4.24                     42
                                    2003             600              4.11                      4.21                     59
         --------------------- --------------- -------------- ------------------- ---------------------------- ---------------------

          On April 1, 2002, the Company adopted Derivative Implementation Group Issue C16 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C16 establishes new criteria that must be satisfied in order for contracts that combine a forward contract and a purchased option contract to be exempted as normal purchases and sales.

          Based upon a review of its physical gas purchase commodity contracts, the Company determined that certain contracts can no longer be exempted as normal purchases from the requirements of SFAS 133. At September 30, 2002, the fair value of these contracts was recorded as a $0.2 million liability. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts will be recorded as a regulatory asset or regulatory liability on the Balance Sheet.

8.       Long-term Obligations
         ---------------------

          The Company was not in compliance with one financial covenant contained in the bond purchase agreement for the $7 million, 9.7% First Mortgage Bonds, due 2019. However, the Company has obtained a waiver from the holder of these bonds for its failure to comply with the covenant prior to the date of such waiver and through December 31, 2002. Prior to December 31, 2002, the Company will take such steps necessary to remedy the situation. These bonds are included as a long-term obligation on the Balance Sheet at September 30, 2002. At December 31, 2001, these bonds were reflected as the current portion of long-term obligations, until such time that the waiver was received.

9.       Gas Supply Contracts
         --------------------

          The Company had a portfolio management contract with El Paso Energy Marketing Company ("El Paso"), under which El Paso provided all of the city gate supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for the Company. Our agreement with El Paso expired on October 31, 2002. The Company has negotiated a new portfolio management agreement with Entergy-Koch to replace the expired El Paso agreement. The new agreement with Entergy-Koch began on November 1, 2002 and extends through March 31, 2003.

          The Company recently renewed its long-term capacity contracts with Tennessee Gas Pipeline for the transportation of natural gas to the Company's distribution territory.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The first nine months of 2002 reflects the cumulative effect of an accounting change of $70.8 million based on the adoption of SFAS 142 (see Note 2, "Recent Accounting Pronouncements"). The net loss before the cumulative effect of the accounting change for the nine months ended September 30, 2002 was $0.8 million compared to a net loss of $2.8 million for the corresponding period of the prior year. The impairment primarily reflects a decrease in operations and maintenance expense as well as the benefit from the discontinuance of goodwill amortization, offset, in part, by lower operating margin.

Operating revenues for the nine-month period ended September 30, 2002 declined $38.8 million, or 38%, from the nine-month period ended September 30, 2001. The majority of this decline was due to a significant decrease in the cost of gas charged to customers. Cost of gas sold to customers for the nine-month period ended September 30, 2002 decreased $35.9 million, or 50%, from 2001. This decline was due to the combined effect of a decrease in throughput of 9.1% and a decline in the average commodity price of gas of 38%. Decreased throughput was due to significantly warmer weather (9.4%).

The Company's gas rate structure includes a gas adjustment clause, pursuant to which gas costs are recovered in revenues. Further, variations between actual gas costs incurred and gas cost billed are deferred and refunded to or collected from customers in a subsequent period. As a result, fluctuations in the cost of gas sold have little or no impact on operating margin.

Operating margin (revenues less cost of gas sold) for the nine-month period ended September 30, 2002 decreased $2.8 million, or 9.4%, from the nine-month period ending September 30, 2001. Factors contributing to the net decline in margin include a reduction of $2.4 million in base rates due to the transfer of certain gas supply related expenses previously included in operations and maintenance expense to the cost of gas (See Note 6 to the Financial Statements "Regulation") as well as a decrease of $1.5 million associated with lower throughput due to the warmer weather, offset, in part, by an increase of $1.1 million due to customer growth.

For the nine month period ended September 30, 2002, operations and maintenance expense decreased by $1.9 million, or 13% principally due to the transfer of gas supply related costs of $2.4 million from operations and maintenance expense to the cost of gas mechanism, as discussed above, offset, in part, by increased pension and other employee benefit costs.

In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. For the nine-month period ended September 30, 2001, amortization of goodwill was $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2002, the Company received a capital contribution of $30 million from KNE LLC. The proceeds were used to repay borrowings from the utility money pool.

As discussed, the Company's revenues, earnings and cash flow are highly seasonal. Since the majority of its revenues are billed during the heating season, significant cash flows are generated from late winter to early summer. Alternatively, in preparation for the upcoming heating season (i.e. purchasing and storing gas), short-term borrowings are highest during the late fall and early winter.

The Company believes that projected cash flow from operations, in combination with currently available resources (i.e. utility money pool), is sufficient to meet 2002 capital expenditures, working capital requirements and normal debt repayments.

The Company expects capital expenditures for 2002 to be approximately $17 million. Actual capital expenditures for the nine-month period ended September 30, 2002 were $10.9 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

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

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         None.



Item 4.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Operating Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specific in the SEC's rules and forms. Based upon that evaluation, the Chief Operating Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

Changes In Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      List of Exhibits

          99.1*Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2*Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

         *Filed Herewith


(b) Reports on Form 8-K

         None

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









                                     EnergyNorth Natural Gas, Inc.
                              D/B/A KeySpan Energy Delivery New England
                              -----------------------------------------
                                           (Registrant)




                               /s/J.F. Bodanza
                               ----------------------------------
                               J.F. Bodanza, Senior Vice President
                               Finance, Accounting and Regulatory Affairs
                              (Principal Financial and Accounting Officer)





Dated: November 14, 2002

              Certification Pursuant to Rule 13a-14 and 15d-14 of
                    the Securities and Exchange Act of 1934


I, Nickolas Stavropoulos, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EnergyNorth Natural Gas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud,  whether or not material,  that involves management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/Nickolas Stavropoulos
------------------------
Nickolas Stavropoulos
President and Chief Operating
Officer

               Certification Pursuant to Rule 13a-14 and 15d-14 of
                     the Securities and Exchange Act of 1934


I, Joseph F. Bodanza, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EnergyNorth Natural Gas Inc. ;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud,  whether or not material,  that involves management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Joseph F. Bodanza
---------------------
Joseph F. Bodanza
Senior Vice President, Finance,
Accounting and Regulatory Affairs